Form 10-Q
period 1995-03-31
ALEXANDER ENERGY CORP
filed 1995-05-15
CIK 355143

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[Mark One]

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the Period Ended March 31, 1995

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period
     From ________________________ to ____________________________

Commission file number 0-10526

                          ALEXANDER ENERGY CORPORATION
             (Exact name of registrant as specified in its charter)

                      OKLAHOMA                                                  73-1088777
            (State or other jurisdiction                                     (I.R.S. Employer
         of incorporation or organization)                                 Identification No.)

              701 CEDAR LAKE BOULEVARD                                          73114-7800
              OKLAHOMA CITY, OKLAHOMA                                           (Zip Code)
          (Address of principal offices)

                                 (405) 478-8686
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
             (Former name, former address and former fiscal year,
                        if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                Yes  X   No
                                                                    ---     ---
Outstanding shares of $.03 par value common stock at May 12, 1995: 12,276,423

                          ALEXANDER ENERGY CORPORATION

                                     INDEX


                                                                                                          PAGE NO.
                                                                                                          --------
Part I.   Financial Information

Item 1.   Financial Statements

     Condensed Consolidated Balance Sheets - December 31, 1994 and
          March 31, 1995 (Unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1

     Condensed Consolidated Statements of Operations - Three months ended
          March 31, 1994 and 1995 (Unaudited)   . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2

     Condensed Consolidated Statements of Cash Flows - Three months ended
          March 31, 1994 and 1995 (Unaudited)   . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3

     Notes to Condensed Consolidated Financial Statements (Unaudited)   . . . . . . . . . . . . . . . .    4-5

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5-9

Part II.  Other Information

Item 6.   Exhibits and reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      9

                         PART I.  FINANCIAL INFORMATION

                          ALEXANDER ENERGY CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Information at March 31, 1995 is unaudited.)

                                     ASSETS

                                                                                  December  31,    March  31,
                                                                                      1994            1995
                                                                                   -----------     ------------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . .      $   792,752     $  2,374,480
  Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . .        5,402,352        5,124,575
  Prepaid expenses and other  . . . . . . . . . . . . . . . . . . . . . . . .          451,755          879,547
                                                                                   -----------     ------------
          Total current assets  . . . . . . . . . . . . . . . . . . . . . . .        6,646,859        8,378,602

Properties and equipment, less accumulated amortization and
  depreciation of $38,330,143 as of December 31, 1994 and $40,587,630
  as of March 31, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . .       91,545,171       91,423,035

Other assets, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,622,105        1,529,329
                                                                                   -----------     ------------
                                                                                   $99,814,135     $101,330,966
                                                                                   ===========     ============



                                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities  . . . . . . . . . . . . . . . . .      $11,211,748     $ 11,265,042
  Long-term debt due within one year  . . . . . . . . . . . . . . . . . . . .        1,016,253        1,020,020
                                                                                   -----------     ------------
          Total current liabilities . . . . . . . . . . . . . . . . . . . . .       12,228,001       12,285,062

Long-term debt due after one year . . . . . . . . . . . . . . . . . . . . . .       46,513,732       48,504,274

Noncurrent gas balancing, gas prepayments and
  other noncurrent liabilities  . . . . . . . . . . . . . . . . . . . . . . .        4,047,859        4,112,078

Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,800,000        2,540,000

Stockholders' equity:
 Preferred stock - none issued and outstanding  . . . . . . . . . . . . . . .            ---              ---
  Common stock - issued - 12,271,563 and 12,273,993 shares at
     December 31, 1994 and March 31, 1995, respectively . . . . . . . . . . .          368,147          368,220
  Paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       39,405,383       39,511,621
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (5,548,987)      (5,990,289)
                                                                                   -----------     ------------
          Total stockholders' equity  . . . . . . . . . . . . . . . . . . . .       34,224,543       33,889,552
                                                                                   -----------     ------------
                                                                                   $99,814,135     $101,330,966
                                                                                   ===========     ============

                            See accompanying notes.

                          ALEXANDER ENERGY CORPORATION

        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Notes 1 and 3)
                                  (Unaudited)

                                                                                       Three months ended
                                                                                            March 31,
                                                                                   --------------------------
                                                                                      1994            1995
                                                                                   -----------    -----------
Revenues:
  Oil and gas sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 4,571,294    $ 4,523,633
  Interest and other (Note 4) . . . . . . . . . . . . . . . . . . . . . . . .          375,533         35,021
  Management fees and well operator reimbursements  . . . . . . . . . . . . .          616,393        698,152
                                                                                   -----------    -----------
          Total revenues  . . . . . . . . . . . . . . . . . . . . . . . . . .        5,563,220      5,256,806

Costs and expenses:
  Direct lifting costs  . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,071,212      1,405,989
  Gross production and severance tax  . . . . . . . . . . . . . . . . . . . .          277,551        277,460
  Amortization and depreciation . . . . . . . . . . . . . . . . . . . . . . .        1,356,122      2,257,487
  General and administrative expenses . . . . . . . . . . . . . . . . . . . .        1,056,546        746,663
  Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          460,229        970,509
  Nonrecurring abandoned merger costs (Note 5)  . . . . . . . . . . . . . . .              ---        300,000
                                                                                   -----------    -----------
          Total costs and expenses  . . . . . . . . . . . . . . . . . . . . .        4,221,660      5,958,108
                                                                                   -----------    -----------
Income (loss) before provision (benefit) for income taxes . . . . . . . . . .        1,341,560       (701,302)

Provision (benefit) for deferred income taxes . . . . . . . . . . . . . . . .          396,000       (260,000)
                                                                                   -----------    -----------
Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   945,560    $  (441,302)
                                                                                   ===========    ===========
Net income (loss) applicable to common stock  . . . . . . . . . . . . . . . .      $   945,560    $  (441,302)
                                                                                   ===========    ===========
Weighted average shares of common stock and common equivalent
  shares outstanding  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       12,231,987     12,272,616
                                                                                   ===========    ===========
Net income (loss) per common and common equivalent share  . . . . . . . . . .      $       .08    $      (.04)
                                                                                   ===========    ===========



                            See accompanying notes.

                          ALEXANDER ENERGY CORPORATION

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Note 1)
                                  (Unaudited)

                                                                                        Three months ended
                                                                                            March 31,
                                                                                 ------------------------------
                                                                                     1994              1995
                                                                                 -------------    -------------
Cash flows from operating activities:
  Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   945,560    $   (441,302)
  Adjustments to reconcile net income (loss) to net cash
    provided (used) by operating activities:
    Amortization and depreciation . . . . . . . . . . . . . . . . . . . . . .       1,356,122       2,257,487
    Amortization of deferred compensation for stock awards  . . . . . . . . .             ---         101,435
    Accretion of imputed interest . . . . . . . . . . . . . . . . . . . . . .          55,125          37,425
    Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . .         396,000        (260,000)
    Gain on sale of other property and equipment  . . . . . . . . . . . . . .        (130,000)            ---
    Decrease (increase) in accounts receivable  . . . . . . . . . . . . . . .        (206,748)        277,777
    Decrease (increase) in prepaid expenses and other . . . . . . . . . . . .         148,474        (427,792)
    Increase (decrease) in accounts payable and accrued liabilities   . . . .      (2,278,330)         53,294
    Increase (decrease) in noncurrent gas balancing liability and
      other noncurrent liabilities  . . . . . . . . . . . . . . . . . . . . .        (577,305)         26,794
                                                                                  -----------    ------------
      Net cash provided (used) by operating activities  . . . . . . . . . . .        (291,102)      1,625,118

Cash flows from investing activities:
  Decrease (increase) in other assets, net  . . . . . . . . . . . . . . . . .         (49,942)         92,776
  Additions to properties and equipment   . . . . . . . . . . . . . . . . . .      (5,804,023)     (2,181,042)
  Proceeds from the sale of other property and equipment  . . . . . . . . . .         328,000          45,691
                                                                                  -----------    ------------
      Net cash used by investing activities . . . . . . . . . . . . . . . . .      (5,525,965)     (2,042,575)

Cash flows from financing activities:
  Proceeds from borrowings on long-term debt  . . . . . . . . . . . . . . . .       4,900,000       2,000,000
  Payments on long-term debt  . . . . . . . . . . . . . . . . . . . . . . . .        (205,951)         (5,691)
  Proceeds from exercise of employee stock options  . . . . . . . . . . . . .             ---           4,876
  Collection of stock subscription receivable . . . . . . . . . . . . . . . .         645,000             ---
                                                                                  -----------    ------------
      Net cash provided by financing activities . . . . . . . . . . . . . . .       5,339,049       1,999,185
                                                                                  -----------    ------------
Net increase (decrease) in cash and cash equivalents during the period  . . .        (478,018)      1,581,728
                                                                                  -----------    ------------
Cash and cash equivalents at beginning of period  . . . . . . . . . . . . . .       1,294,597         792,752
                                                                                  -----------    ------------
Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . . .     $   816,579    $  2,374,480
                                                                                  ===========    ============

Interest paid amounted to $272,962 and $837,574 for the three months ended March 31, 1994 and 1995, respectively.

                            See accompanying notes.

                          ALEXANDER ENERGY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1. The consolidated results presented for the three-month periods ended March 31, 1994 and 1995 are unaudited but the management of Alexander Energy Corporation believes that all adjustments, which consist only of normal recurring adjustments, necessary for a fair presentation of the consolidated results of operations for the periods have been included. Amounts for the period ended March 31, 1994 have been restated to give effect for the 1994 pooling of interests between the company and American Natural Energy Corporation ("ANEC"). The consolidated results are not necessarily indicative of those to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

2. Net income (loss) per common and common equivalent share is computed on the basis of weighted average shares of common stock, and dilutive stock options and warrants. Fully diluted per share information is considered equal to primary per share information because the addition of potentially dilutive securities that are not common stock equivalents would have been either antidilutive or immaterial.

3. In November 1994, the Company acquired certain producing gas properties, located principally in Oklahoma and Arkansas, from JMC Exploration, Inc. (the "JMC Acquisition") for a net purchase price of approximately $18.2 million, including the assumption of a net gas balancing liability of $320,000. The operations of the JMC Acquisition have been included in the statements of operations and cash flows beginning November 15, 1994.

     The following unaudited pro forma combined data gives effect to the JMC Acquisition as if such transaction had been consummated as of January 1, 1994. The pro forma information is based on the historical financial statements of the Company and the JMC Acquisition, giving effect to the transaction under the purchase method of accounting. The unaudited pro forma combined data are presented for illustrative purposes and are not necessarily indicative of the actual results that would have occurred had the acquisition been consummated as of January 1, 1994, or of future results of the combined operations. The data reflect adjustments for (i) amortization and depreciation of the JMC Acquisition's oil and gas properties, (ii) incremental general and administrative expenses of the JMC Acquisition, (iii) incremental interest expense resulting from the borrowings on the new credit facility used to fund the cash requirements of the acquisition, and (iv) certain other pro forma adjustments.

                                                                                                  Three months ended
                                                                                                    March 31, 1994
                                                                                                ----------------------
                                                                                                    (In thousands,
                                                                                                except per share data)
         Revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             $7,100
         Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              1,129
         Net income per common share and common equivalent share  . . . . . . . . . . . . .                .09

4. In the three-month period ended March 31, 1994, the Company recognized approximately $235,000 ($135,000 net of related income tax effect) of other revenue in connection with the finalization and termination of a take-or-pay contract.

5. On May 10, 1995 the Company announced the termination of discussions regarding the possible outstanding merger with Abraxas Petroleum Corporation and, accordingly, expensed $300,000 of related costs in the three-month period ended March 31, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

         Total Revenues; Oil and Gas Sales. Total revenues decreased for the three months ended March 31, 1995 compared to the three months ended March 31, 1994. The decrease in total revenues was comprised of decreased oil and natural gas sales of approximately $48,000 and nonrecurring items in other revenues during the three months ended March 31, 1994 of approximately $130,000 resulting from gains on the sale of other property and equipment and the finalization and termination of a take-or-pay contract of approximately $235,000. The decreased oil and natural gas sales are attributable to higher production volumes for natural gas as a result of the wells drilled during 1994 and the producing gas properties acquired from JMC Exploration, Inc. ("JMC Acquisition") in November 1994, offset by lower oil production and a substantial decrease in product price for natural gas.

         Oil revenues increased by 25% resulting from a 4% decrease in production quantities and a 29% increase in the average price per Bbl of production for the three months ended March 31, 1995 as compared to 1994. Natural gas revenues decreased by 6% resulting from a 31% increase in production quantities, offset by a 28% decrease in the average price per Mcf of natural gas produced for the three months ended March 31, 1995 as compared to 1994.

         Well Operator and Management Fees. Well operator and management fees increased 12% for the three months ended March 31, 1995 compared to the same period in 1994. This increase is attributable to an increase in the number of operated producing properties related to the 1994 drilling program and the JMC Acquisition. Included in the management fees were reimbursements of overhead expense of $10,000 per month from each of the AEJH 1987 and AEJH 1989 Limited Partnerships.

         Interest and Other Revenues. Interest and other revenue (excluding the gains from the Company's sale of other property and equipment of approximately $130,000 and the finalization and termination of a take-or-pay contract of approximately $235,000 in 1994) held fairly constant for the three months ended March 31, 1995 compared to 1994.

         Oil and Gas Prices. Oil prices received by the Company increased 29% during the three months ended March 31, 1995, resulting in an average price of $16.88 per Bbl compared to the average price per Bbl of $13.05 for the same period in 1994. Revenues and operating results for future periods will continue to be impacted by price fluctuations which are largely influenced by market conditions and the quantity of the oil sold by OPEC.

         During the three months ended March 31, 1995, the Company experienced a significant decrease in natural gas prices. In recent years, the Company has been forced to sell much of its natural gas under short-term (typically month-to-month) contracts. Natural gas prices received by the Company decreased 28% during the three months ended March 31, 1995, resulting in an average price of $1.44 per Mcf compared to an average price per Mcf of $2.01 for the same period in 1994. Future sales prices will be dependent upon the future supply and demand of natural gas in the market and the quantities of gas sold under short-term contracts as opposed to quantities sold under long-term contracts, which currently command higher prices. The Company does not, however, expect any significant increase in the price of natural gas based upon historical trends until the third quarter of 1995.

         Oil and Gas Production. Production and average prices received per Bbl and Mcf are as follows:

                                                                                         Three months ended
                                                                                              March 31,
                                                                                     ---------------------------
                                                                                        1994              1995
                                                                                     ----------        ----------
     Crude oil:
          Production (Bbls)   . . . . . . . . . . . . . . . . . . . . . . . .          56,430            54,369
          Average price received per barrel   . . . . . . . . . . . . . . . .          $13.05            $16.88

     Natural gas:
          Production (Mcf)  . . . . . . . . . . . . . . . . . . . . . . . . .       1,915,770         2,502,863
          Average price received per Mcf  . . . . . . . . . . . . . . . . . .          $ 2.01            $ 1.44

     Oil and natural gas production volumes for the three months ended March 31, 1995 on an Mcf equivalent (Mcfe) basis exceeded such volumes for the same period in 1994 by 25%. This increase in production was from participation in new wells drilled during the three months ended March 31, 1995 and during the year ended 1994, from recompletions in the Cotton Valley properties in 1994 by the Company and from production on properties acquired in the JMC Acquisition. Although the Company experienced some curtailments of gas production, these curtailments have not been material. The curtailments were primarily attributable to excess supply and price competitiveness with oil. There can be no assurance that the Company will not experience future curtailments.

     Oil and natural gas production volumes for the year ended December 31, 1995 are expected to be higher than those for 1994. This expected increase in production should be from participation in new wells to be drilled in 1995, from additional production attributable to properties in the JMC Acquisition and from additional production attributable to recompletions during 1994 in the Cotton Valley properties.

     Total Expenses; Oil and Gas Operating Expenses. Total costs and expenses increased for the three months ended March 31, 1995 compared to the same period in 1994. Oil and gas operating expenses increased for the three months ended March 31, 1995 compared to the same period in 1994, due to additional operating expenses attributable to a greater number of producing wells as previously discussed. Oil and gas operating expenses remain constant on an Mcfe basis at $.60 for the three months ended March 31, 1995 compared to the same period in 1994.

     Amortization and Depreciation. The amortization and depreciation rate per dollar of oil and gas sales for the three months ended March 31, 1995 increased to $.49 compared to $.29 for the same period in 1994.

The increased rate for the three months ended March 31, 1995 was due to the decreased estimated future gross revenues resulting from the lower product price for natural gas for the three months ended March 31, 1995. The amortization and depreciation rates for future periods will increase or decrease corresponding with the fluctuations in oil and gas prices, reserve volumes and production.

     General and Administrative Expenses. General and administrative expenses decreased for the three months ended March 31, 1995 compared to the same period in 1994. This decrease was primarily related to a lesser number of personnel for the three months ended March 31, 1995 compared to the same period in 1994, as 1994 included all personnel and other general and administrative expenses of ANEC, some of which were not retained following the merger in July 1994. Well operator and management fees offset 94% of net general and administrative expenses during the three months ended March 31, 1995 compared to 58% during the same period in 1994.

     Interest Expense. Interest expense increased for the three months ended March 31, 1995 compared to the same period in 1994 due to an increase in the outstanding borrowings, partially due to the JMC Acquisition. The Company's credit facility bears interest at LIBOR plus 1.5% (aggregate rate of 7.625% at March 31, 1995).

     Nonrecurring Abandoned Merger Costs. On May 10, 1995 the Company announced the termination of discussions regarding the possible outstanding merger with Abraxas Petroleum Corporation and, accordingly, expensed $300,000 of related costs in the three-month period ended March 31, 1995.

     Taxes. As a result of the Company's and ANEC's secondary public offerings in 1993, both entities had an ownership change pursuant to Section 382 of the Internal Revenue Code. Accordingly, in 1994 and 1995, the Company is providing income taxes and/or accruing benefits at near statutory rates after considering permanent differences.

LIQUIDITY AND CAPITAL RESOURCES

     General. The Company's capital requirements relate primarily to exploitation, development, exploration and acquisition activities. In general, because the Company's oil and gas reserves are depleted by production, the success of its business strategy is dependent upon a continuous exploitation, development, exploration and acquisition program.

     Historically, the Company has funded its capital requirements through cash flow from operations, bank borrowings, various carried interest arrangements (whereby other parties paid a portion of the Company's share of costs) and equity sales. During 1994, the Company executed a new credit facility with a bank to provide additional borrowing capacity under a revolving line of credit. See Long-Term Debt.

     The Company's capital resources consist primarily of cash flow from operations, available borrowing capacity under the new credit facility and proceeds from the sale of non-key properties. Although it has no specific plans to do so, the Company is considering opportunities existing to supplement its working capital through other financing arrangements, including the possible issuance of long-term subordinated debentures.

     Cash Flows. For the three months ended March 31, 1995, the Company's cash provided by operating activities was $1.6 million, an increase of 658% from net cash used in operating activities of $291,000 from the same period in 1994. This change is comprised of a decrease of approximately $1.0 million in 1995 related to the reduced cash flow from operating activities prior to changes in working capital items (primarily resulting from the lower natural gas prices and increased operating expenses) more than offset by a $2.9 million increase in the net change in assets and liabilities resulting from operating activities, primarily related to the 1994 decrease in accounts payable and accrued liabilities of $2.3 million. The Company has a $2.6 million gas balancing liability attributable to 2.7 Bcf of natural gas production in excess of the Company's entitled natural gas volumes. The majority of these excess sales are from properties that have gas balancing agreements which provide for recoupments by the underproduced owners from 25% of volumes attributable to the Company's interest. At March 31, 1995, approximately $900,000 was included in current liabilities associated with such excess sales liability.

     Net cash used by investing activities for the three months ended March 31, 1995 decreased approximately $3.5 million from the same period in 1994. Additions to oil and gas properties decreased by approximately $3.6 million due to the Company's curtailment of capital expenditures during the first quarter of 1995 in response to significantly lower product price for natural gas.

     Net cash provided by financing activities was approximately $2.0 million for the three months ended March 31, 1995 compared to net cash provided by financing activities of $5.3 for the corresponding period in 1994. Net cash provided for the three months ended March 31, 1995 resulted from borrowings on the new credit facility. At March 31, 1995, the Company had a working capital deficit of $3.7 million.

     Long-Term Debt. The Company negotiated a new credit facility (the "Credit Agreement") with a bank in the fourth quarter of 1994 which provides for a revolving line of credit. The borrowing base and outstanding borrowings were $52 million and $44 million, respectively, at March 31, 1995. The borrowing base, which principally relates to the Company's oil and gas reserve base, is subject to a semi-annual redetermination each April and October until January 1, 1997, at which time the borrowing base is reduced quarterly by 1/16th through December 31, 2000. In addition to the foregoing semi-annual redeterminations, the lender has the right, at its discretion, to redetermine the borrowing base, subject to certain limitations, at any time until the stated maturity of December 31, 2000.

     The semi-annual redetermination is currently in progress and while the bank has not completed redetermination of the borrowing base, the Company believes the significant decrease in product price for natural gas will result in approximately a 10% reduction in the borrowing base. This reduction in availability is not expected to cause a significant curtailment in the Company's revised capital expenditures program (which anticipates total remaining 1995 capital expenditures of approximately $6 million), based on the Company's expected cash flows, availability under the Credit Agreement and proceeds from the sale of non-key oil and gas properties.

     Under the terms of the Credit Agreement, outstanding borrowings bear interest based upon three variable indices plus applicable margins. The Company has the ability to choose the index the rate will be based on and can fix the rate for a period of up to six months. At March 31, 1995, all outstanding borrowings under the line bear interest based upon the one-month London Interbank Offering Rate plus the applicable margin (aggregate rate of 7.625%).

     Borrowings under the Credit Agreement are unsecured with a negative pledge, as specified in the Agreement, on all oil and gas properties. Terms of the Credit Agreement include, among other things, requirements to maintain minimum amounts of tangible net worth (as defined) and a minimum ratio of current assets to current liabilities; and limitations on investments, indebtedness, capital expenditures, sales of oil and gas properties and equipment, liquidations, mergers, consolidations, acquisitions, gas balancing and gas prepayment liabilities and the payment of dividends on common stock.

     At March 31, 1995 the Company was not in compliance with a financial covenant of its revolving line of credit for which the Company subsequently received a waiver from the lender. Additionally, if the Company is not in compliance with certain financial covenants during 1995, the Company believes it will receive appropriate waivers if such non-compliance occurs.


PART II.  OTHER INFORMATION

Item 6.   Exhibits and reports on Form 8-K

     (a)  Exhibit 11 - Computation of Earnings (Loss) Per Share

     (b)  A report on Form 8-K was filed January 18, 1995.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              ALEXANDER ENERGY CORPORATION



DATE            May 12, 1995                  /s/ Bob G. Alexander
    --------------------------------          ------------------------------------------
                                              Bob G. Alexander, President


DATE            May 12, 1995                  /s/ David E. Grose
    --------------------------------          ------------------------------------------
                                              David E. Grose, Vice President, Treasurer
                                              and Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit 11     -- Computation of Earnings (Loss) Per Share
Exhibit 27     -- Financial Data Schedule