Form 10-K/A
period 1994-12-31
ALEXANDER ENERGY CORP
filed 1995-08-02
CIK 355143

FORM 10-K/A
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

[Mark One]

    X          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
               For the fiscal year ended December 31, 1994

                                OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE
               REQUIRED]
               For the transition period from       to

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

Registrant's telephone number, including area code: (405)478-8686

   Securities registered pursuant to Section 12(b) of the Act:

Title of each class:                    Name of each exchange on
         None                                which registered:
                                              Not Applicable

   Securities registered pursuant to Section 12(g) of the Act:
                   Common Stock, $.03 par value
                         (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by using the average closing bid and asked prices of registrant's common stock as of March 24, 1995, was $56,335,953.

The number of shares outstanding of registrant's Common Stock, par value $.03, as of March 24, 1995 was 12,273,183.

The information required by Part III of this Annual Report on form 10-K is incorporated by reference from Registrant's definitive proxy statement to be filed pursuant to Regulation 14A or the Registrant's 1995 Annual Meeting of Stockholders.

PART I

Item 1.  Business

     No change.

Item 2.  Properties

     The subheading "Productive Wells and Acreage" is amended in its entirety to read as follows:

     The following table reflects the wells and acreage in which the Company owned a working interest, directly or indirectly, as of December 31, 1994. The table shows producing oil (including casinghead natural gas) and natural gas wells, including shut-in oil and natural gas wells capable of producing natural gas which are (i) awaiting the construction or completion of natural gas plants or gathering facilities, (ii) shut-in until sufficient reserves of natural gas are established to justify construction of such facilities or (iii) shut-in due to the absence of a market. The table does not include 86 gross wells in that the Company has a revenue interest other than as a working interest owner. The Company additionally owns overriding royalty interest or other revenue interests in approximately 225 of the gross wells reflected below.

                      Productive Wells                          Shut-In Wells
                      ----------------                          -------------
                    Oil              Natural Gas              Oil        Natural Gas
              ----------------     ---------------      ---------------- --------------
State         Gross  Net            Gross  Net           Gross  Net      Gross  Net
- -----         -----  ---            -----  ---           -----  ---      -----  ---
Arkansas      ---    ---             44     13.35        ---    ---       2       1.74
Colorado        8    ---            ---    ---           ---    ---      ---     ---
Kansas          6      3.06           2      0.01        ---    ---      ---     ---
Nebraska        3      0.01         ---    ---           ---    ---      ---     ---
Oklahoma      266    109.00         370     93.65         26     14.96   27       9.08
Texas          22      8.49          29     13.82          1      0.53    1      ---
Wyoming         2    ---              5    ---           ---    ---      ---     ---
              ---    ---            ---    ---           ---    ---      ---     ---
  Totals      307    120.57         450    120.83         27     15.49   30      10.82


               Developed Acreage          Undeveloped Acreage
               ------------------         -------------------
State          Gross           Net         Gross         Net
               -----           ---         -----         ---
Arkansas       19,711        6,402           185          10
Colorado          440          ---           ---         ---
Kansas            798          223           ---         ---
Nebraska          360            1           ---         ---
Oklahoma      146,833       48,526         9,351       4,590
Texas          14,356        6,068         1,842       1,017
Wyoming           440          ---           ---         ---
              -------       ------        ------       -----
  Totals      182,938       61,220        11,378       5,617

     Undeveloped acres are those on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas, regardless of whether or not such acreage contains proved reserves. The amount of acreage held by the Company increases or decreases in the normal course of business as interest in new acreage are acquired (including acreage by pooling), as interests are sold or con-tributed to others, as wells are drilled, as properties are abandoned (if determined not to warrant exploration or develop-ment) or as leases expire. It is the Company's policy to formulate drilling plans for the orderly development of undeveloped acreage within the primary terms of the leases involved.

Item 3.  Legal Proceedings

     No Change.

Item 4.  Submission of Matters to a Vote of Security Holders

     No Change.

PART II

Item 5.  Market for Registrant's Common Equity and Related  Stockholder
         Matters

     No Change.

Item 6.  Selected Financial Date

     No Change.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     No Change.

Item 8.  Financial Statements and Supplemental Data

     No Change.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     No Change.

Item 10.  Directors and Executive Officers of the Registrant

      No Change.

Item 11.  Executive Compensation

      No Change.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

      No Change.

Item 13.  Certain Relationship and Related Transactions

      No Change.

Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K

      No Change.

                            SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned duly authorized.

                              ALEXANDER ENERGY CORPORATION

                              By  BOB ALEXANDER
                                  Bob G. Alexander
                                  President

July 31, 1995

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature           Title                           Date
- ---------           -----                           ----

BOB ALEXANDER       Chief Executive Officer and
Bob G. Alexander    Director                        July 31, 1995

DAVID E. GROSE      Chief Financial Officer,
David E. Grose      Controller and Director         July 31, 1995

JIM L. DAVID        Officer and Director
Jim L. David                                        July 31, 1995

ROGER G. ALEXANDER  Officer and Director
Roger G. Alexander                                  July 31, 1995

LARRY L. TERRY      Officer
Larry L. Terry                                      July 31, 1995

BRIAN F. EGOLF      Director
Brian F. Egolf                                      July 31, 1995

ROBERT A. WEST      Director
Robert A. West                                      July 31, 1995