Form 10-Q
period 1995-06-30
ALEXANDER ENERGY CORP
filed 1995-08-14
CIK 355143

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


[Mark One]

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and
    Exchange Act of 1934 For the Period Ended June 30, 1995

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the Transition Period From ______________________ to __________________________


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


                                                             Yes   X    No
                                                                 -----     -----

Outstanding shares of $.03 par value common stock at August 11, 1995:
12,441,756

                          ALEXANDER ENERGY CORPORATION

                                     INDEX


                                                                                                                 PAGE NO.
Part I.   Financial Information

Item 1.   Financial Statements

     Condensed Consolidated Balance Sheets - June 30, 1995 (unaudited) and
          December 31, 1994   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 1

     Condensed Consolidated Statements of Operations (unaudited) - Three months and
          six months ended June 30, 1994 and 1995   . . . . . . . . . . . . . . . . . . . . . . . . . .                 2

     Condensed Consolidated Statements of Cash Flows (unaudited) - Six months ended
          June 30, 1994 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 3

     Notes to Condensed Consolidated Financial Statements   . . . . . . . . . . . . . . . . . . . . . .                 4

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              5-11

Part II.  Other Information

Item 1.   Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                11

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                12

                         PART I.  FINANCIAL INFORMATION

                          ALEXANDER ENERGY CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Information at June 30, 1995 is unaudited.)

                                     ASSETS

                                                                                  December 31,     June 30,
                                                                                     1994            1995
                                                                                 ------------     ------------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . .    $    792,752     $  1,173,552
  Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5,402,352        4,574,987
  Prepaid expenses and other  . . . . . . . . . . . . . . . . . . . . . . . .         451,755          837,565
                                                                                 ------------     ------------
          Total current assets  . . . . . . . . . . . . . . . . . . . . . . .       6,646,859        6,586,104

Properties and equipment, less accumulated amortization and
  depreciation of $38,330,143 as of December 31, 1994 and $42,698,950
  as of June 30, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . .      91,545,171       90,175,720

Other assets, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,622,105        1,629,686
                                                                                 ------------     ------------

                                                                                 $ 99,814,135     $ 98,391,510
                                                                                 ============     ============



                                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities  . . . . . . . . . . . . . . . . .    $ 11,211,748     $  8,492,094
  Long-term debt due within one year  . . . . . . . . . . . . . . . . . . . .       1,016,253        1,020,020
                                                                                 ------------     ------------
          Total current liabilities . . . . . . . . . . . . . . . . . . . . .      12,228,001        9,512,114

Long-term debt due after one year (Note 5)  . . . . . . . . . . . . . . . . .      46,513,732       48,498,457

Noncurrent gas balancing, gas prepayments and
  other noncurrent liabilities  . . . . . . . . . . . . . . . . . . . . . . .       4,047,859        4,168,525

Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,800,000        2,416,000

Stockholders' equity:
 Preferred stock - none issued and outstanding  . . . . . . . . . . . . . . .            ---               ---
  Common stock - issued - 12,271,563 and 12,279,756 shares at
     December 31, 1994 and June 30, 1995, respectively  . . . . . . . . . . .         368,147          368,393
  Paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      39,405,383       39,630,817
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (5,548,987)      (6,202,796)
                                                                                 ------------     ------------
          Total stockholders' equity  . . . . . . . . . . . . . . . . . . . .      34,224,543       33,796,414
                                                                                 ------------     ------------

                                                                                 $ 99,814,135     $ 98,391,510
                                                                                 ============     ============

                            See accompanying notes.

                          ALEXANDER ENERGY CORPORATION

        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Notes 1 and 2)
                                  (Unaudited)


                                                      Three months ended                Six months ended
                                                           June 30,                          June 30,
                                                ---------------------------      ------------------------------
                                                    1994            1995             1994            1995
                                                -----------     -----------      --------------  --------------
Revenues:
  Oil and gas sales . . . . . . . . . . . .     $ 4,286,327     $ 4,565,975       $ 8,857,621      $ 9,089,608
  Interest and other (Note 3) . . . . . . .          94,558         115,604           470,091          150,625
  Management fees and well operator
    reimbursements  . . . . . . . . . . . .         585,501         716,418         1,201,894        1,414,570
                                                -----------     -----------       -----------      -----------

          Total revenues  . . . . . . . . .       4,966,386       5,397,997        10,529,606       10,654,803
                                                -----------     -----------       -----------      -----------

Costs and expenses:
  Direct lifting costs  . . . . . . . . . .       1,021,585       1,355,524         2,092,797        2,761,513
  Gross production and severance tax  . . .         266,642         280,057           544,193          557,517
  Amortization and depreciation . . . . . .       1,399,742       2,111,320         2,755,864        4,368,807
  General and administrative expenses . . .       1,002,174         974,977         2,058,720        1,721,640
  Interest expense  . . . . . . . . . . . .         533,803       1,012,626           994,032        1,983,135
  Nonrecurring abandoned merger costs
    (Note 4)  . . . . . . . . . . . . . . .             ---             ---               ---          300,000
                                                -----------     -----------       -----------      -----------

          Total costs and expenses  . . . .       4,223,946       5,734,504         8,445,606       11,692,612
                                                -----------     -----------       -----------      -----------

Income (loss) before provision (benefit)
  for income taxes  . . . . . . . . . . . .         742,440        (336,507)        2,084,000       (1,037,809)

Provision (benefit) for deferred income
  taxes . . . . . . . . . . . . . . . . . .         252,000        (124,000)          648,000         (384,000)
                                                -----------     -----------       -----------      -----------

Net income (loss) . . . . . . . . . . . . .     $   490,440     $  (212,507)      $ 1,436,000      $  (653,809)
                                                ===========     ===========       ===========      ===========

Weighted average common and common
 equivalent shares outstanding  . . . . . .      12,170,088      12,277,210        12,201,038       12,274,913
                                                ===========     ===========       ===========      ===========

Net income (loss) per common and common
  equivalent share  . . . . . . . . . . . .     $       .04     $      (.02)      $       .12      $      (.05)
                                                ===========     ===========       ===========      ===========

                            See accompanying notes.

                          ALEXANDER ENERGY CORPORATION

        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Notes 1 and 2)
                                  (Unaudited)

                                                                                         Six months ended
                                                                                             June 30,
                                                                                   ----------------------------
                                                                                       1994            1995
                                                                                   -----------     ------------
Cash flows from operating activities:
  Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 1,436,000     $  (653,809)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Amortization and depreciation   . . . . . . . . . . . . . . . . . . . . . .      2,755,864       4,368,807
    Amortization of deferred compensation for stock awards  . . . . . . . . . .           ---          202,870
    Accretion of imputed interest . . . . . . . . . . . . . . . . . . . . . . .        110,250          74,850
    Provision (benefit) for deferred income taxes   . . . . . . . . . . . . . .        648,000        (384,000)
    Gain on sale of other property and equipment  . . . . . . . . . . . . . . .       (130,750)            ---
    Decrease in accounts receivable . . . . . . . . . . . . . . . . . . . . . .        324,629         827,365
    Increase (decrease) in prepaid expenses and other . . . . . . . . . . . . .        224,847        (385,810)
    Decrease in accounts payable and accrued liabilities  . . . . . . . . . . .     (3,178,286)     (2,719,654)
    Increase (decrease) in noncurrent gas balancing liability and
      other noncurrent liabilities  . . . . . . . . . . . . . . . . . . . . . .       (882,177)         45,816
                                                                                   -----------     ------------

      Net cash provided by operating activities . . . . . . . . . . . . . . . .      1,308,377       1,376,435

Cash flows from investing activities:
  Increase in other assets, net . . . . . . . . . . . . . . . . . . . . . . . .        (57,638)         (7,581)
  Additions to properties and equipment . . . . . . . . . . . . . . . . . . . .     (9,300,012)     (3,052,531)
  Proceeds from the sale of other property and equipment  . . . . . . . . . . .        505,000          53,175
                                                                                   -----------     -----------

      Net cash used by investing activities . . . . . . . . . . . . . . . . . .     (8,852,650)     (3,006,937)

Cash flows from financing activities:
  Proceeds from borrowings on long-term debt  . . . . . . . . . . . . . . . . .      7,600,000       3,000,000
  Payments on long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . .     (1,213,191)     (1,011,508)
  Proceeds from exercise of employee stock options  . . . . . . . . . . . . . .        207,000          22,810
  Collection of stock subscription receivable . . . . . . . . . . . . . . . . .        645,000             ---
                                                                                   -----------     -----------

        Net cash provided by financing activities . . . . . . . . . . . . . . .      7,238,809       2,011,302
                                                                                   -----------     -----------

Net increase (decrease) in cash and cash equivalents during the period                (305,464)        380,800
                                                                                   -----------     -----------

Cash and cash equivalents at beginning of period  . . . . . . . . . . . . . . .      1,294,597         792,752
                                                                                   -----------     -----------

Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . . . .    $   989,133     $ 1,173,552
                                                                                   ===========     ===========

Interest paid amounted to $839,503 and $1,842,660 for the six months ended June 30, 1994 and 1995, respectively.


                            See accompanying notes.

                          ALEXANDER ENERGY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1. The consolidated results presented for the six-month periods ended June 30, 1994 and 1995 are unaudited but the management of Alexander Energy Corporation believes that all adjustments, which consist only of normal recurring adjustments, necessary for a fair presentation of the consolidated results of operations for the periods have been included. Amounts for the period ended June 30, 1994 have been restated to give effect for the 1994 pooling of interests between the company and American Natural Energy Corporation ("ANEC"). The consolidated results are not necessarily indicative of those to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

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

                                                                                       Six months ended
                                                                                         June 30, 1994
                                                                                    ----------------------
                                                                                        (In thousands,
                                                                                    except per share data)
    Revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $13,604
    Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,805
    Net income per common share and common equivalent share  . . . . . . . . . . . . .        .15

3. In the three-month period ended March 31, 1994, the Company recognized approximately $235,000 ($135,000 net of related income tax effect) of other revenue in connection with the finalization and termination of a take-or-pay contract.

4. On May 10, 1995, the Company announced the termination of discussions regarding the possible outstanding merger with Abraxas Petroleum Corporation and, accordingly, expensed $300,000 of related costs in the three-month period ended March 31, 1995.

5. As of March 31, 1995 and June 30, 1995 the Company was not in compliance with the interest coverage ratio covenant contained in the Company's revolving credit facility. As of June 30, 1995, the Company was also not in compliance with the current ratio covenant, as defined, contained in the agreement. In July 1995, the Company obtained a written waiver from the lender for the March 31, 1995 interest coverage ratio violation and an amendment reducing the ratio from 4.0:1.0 to 3.0:1.0 for the quarterly periods ended June 30, 1995, September 30, 1995 and December 31, 1995 and from 4.0:1.0 to 3.5:1.0 for the quarterly periods ended March 31, 1996 and June 30, 1996; thereafter, the ratio will remain 4.0:1.0. This amendment also reduced the current ratio covenant from 1.0:1.0 to .85:1.0 for the quarter ended June 30, 1995. In August 1995, the lender approved a second amendment to the interest coverage ratio covenant for the quarterly-period ended September 30, 1995. Upon execution of the amendment, the Company will be required to satisfy an interest coverage ratio of 2.8:1.0 instead of 3.0:1.0. After such amendments, the Company expects to comply with the covenants of the credit facility in future periods.


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

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1994 AND 1995

         Total Revenues; Oil and Gas Sales. Total revenues increased for the three months ended June 30, 1995 compared to the three months ended June 30, 1994. The increase in total revenues was comprised of increased oil and natural gas sales and increased well operator reimbursements.

         The increased oil and natural gas sales are attributable to higher production volumes for natural gas as a result of the wells drilled during 1994 and the first quarter of 1995 and the producing gas properties acquired from JMC Exploration, Inc. ("JMC Acquisition") in November 1994, offset by lower oil production and a decrease in product price for natural gas.

         Oil revenues decreased by 10% due to a 20% decrease in production quantities and a 11% increase in the average price per Bbl of production for the three months ended June 30, 1995 as compared to 1994. Natural gas revenues increased by 12% due to a 28% increase in production quantities, offset by a 13% decrease in the average price per Mcf of natural gas produced for the three months ended June 30, 1995 as compared to 1994.

         Well Operator and Management Fees. Well operator and management fees increased 22% for the three months ended June 30, 1995 compared to the same period in 1994. This increase is attributable to an increase in the number of operated producing properties related to the 1994 drilling program and the JMC Acquisition.

         Oil and Gas Prices. Oil prices received by the Company increased 11% during the three months ended June 30, 1995, resulting in an average price of $18.32 per Bbl compared to the average price per

Bbl of $16.45 for the same period in 1994. Revenues and operating results for future periods will continue to be impacted by price fluctuations which are largely influenced by market conditions and the quantity of the oil sold by OPEC.

         During the three months ended June 30, 1995, the Company experienced a decrease in natural gas prices. In recent years, the Company has been forced to sell much of its natural gas under short-term (typically month-to-month) contracts. Natural gas prices received by the Company decreased 13% during the three months ended June 30, 1995, resulting in an average price of $1.52 per Mcf compared to an average price per Mcf of $1.74 for the same period in 1994. Future sales prices will be dependent upon the future supply and demand of natural gas in the market and the quantities of gas sold under short-term contracts as opposed to quantities sold under long-term contracts, which currently command higher prices. The Company does not, however, expect any significant increase in the price of natural gas based upon historical trends until the fourth quarter of 1995.

         Oil and Gas Production. Production and average prices received per Bbl and Mcf are as follows:

                                                                                         Three months ended
                                                                                               June 30,
                                                                                     ----------------------------
                                                                                        1994              1995
                                                                                     ----------        ----------
     Crude oil:
          Production (Bbls)   . . . . . . . . . . . . . . . . . . . . . . . .           64,546           51,958
          Average price received per barrel   . . . . . . . . . . . . . . . .           $16.45           $18.32

     Natural gas:
          Production (Mcf)  . . . . . . . . . . . . . . . . . . . . . . . . .        1,851,060        2,378,207
          Average price received per Mcf  . . . . . . . . . . . . . . . . . .           $ 1.74           $ 1.52

     Oil and natural gas production volumes for the three months ended June 30, 1995 on an Mcf equivalent (Mcfe) basis exceeded such volumes for the same period in 1994 by 20%. This increase in production was from participation in new wells drilled during the three months ended March 31, 1995 and during the year ended 1994, from recompletions in the Cotton Valley properties in 1994 by the Company and from production on properties acquired in the JMC Acquisition. Although the Company experienced some curtailments of gas production, these curtailments have not been material. The curtailments were primarily attributable to excess supply and price competitiveness with oil. There can be no assurance that the Company will not experience future curtailments.

     Total Expenses; Oil and Gas Operating Expenses. Total costs and expenses increased for the three months ended June 30, 1995 compared to the same period in 1994. Oil and gas operating expenses increased for the three months ended June 30, 1995 compared to the same period in 1994, due to additional operating expenses attributable to a greater number of producing wells as previously discussed. Oil and gas operating expenses increased 5% on an Mcfe basis to $.61 for the three months ended June 30, 1995 compared to $.58 on an Mcfe basis for the same period in 1994 due to several workovers on existing properties in the latest period.

     Amortization and Depreciation. The amortization and depreciation rate per dollar of oil and gas sales for the three months ended June 30, 1995 increased to $.46 compared to $.33 for the same period in 1994.

The increased rate for the three months ended June 30, 1995 was due to the decreased estimated future gross revenues resulting from the lower product price for natural gas for the three months ended June 30, 1995. The amortization and depreciation rates for future periods will increase or decrease corresponding with the fluctuations in oil and gas prices, reserve volumes and production.

     General and Administrative Expenses. General and administrative expenses decreased for the three months ended June 30, 1995 compared to the same period in 1994. This decrease was primarily related to a lesser number of personnel for the three months ended June 30, 1995 compared to the same period in 1994, as 1994 included all personnel and other general and administrative expenses of ANEC, some of which were not retained following the merger in July 1994, partially offset by a decrease in amounts capitalized due to reduced exploration and development activities. Well operator and management fees offset 73% of net general and administrative expenses during the three months ended June 30, 1995 compared to 58% during the same period in 1994.

     Interest Expense. Interest expense increased for the three months ended June 30, 1995 compared to the same period in 1994 due to an increase in the outstanding borrowings, primarily due to the JMC Acquisition and the 1994 drilling program. The Company's credit facility bears interest at LIBOR plus 1.5% (aggregate rate of 7.5625% at June 30, 1995).

     Taxes. As a result of the Company's and ANEC's secondary public offerings in 1993, both entities had an ownership change pursuant to Section 382 of the Internal Revenue Code. Accordingly, in 1994 and 1995, the Company is providing income taxes and/or accruing benefits at near statutory rates after considering permanent differences.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1994 AND 1995

     Total Revenues; Oil and Gas Sales. Total revenues increased for the six months ended June 30, 1995 compared to the six months ended June 30, 1994. The increase in total revenues was comprised of increased oil and natural gas sales and increased well operator reimbursements.

     The increased oil and natural gas sales are attributable to higher production volumes for natural gas as a result of the wells drilled during 1994 and the first quarter of 1995 and the producing gas properties acquired from JMC Exploration, Inc. ("JMC Acquisition") in November 1994, offset by lower oil production and a decrease in product price for natural gas.

     Oil revenues increased by 4% due to a 12% decrease in production quantities and a 18% increase in the average price per Bbl of production for the six months ended June 30, 1995 as compared to 1994. Natural gas revenues increased by 2% due to a 30% increase in production quantities, offset by a 21% decrease in the average price per Mcf of natural gas produced for the six months ended June 30, 1995 as compared to 1994.

     Well Operator and Management Fees. Well operator and management fees increased 18% for the six months ended June 30, 1995 compared to the same period in 1994. This increase is attributable to an increase in the number of operated producing properties related to the 1994 drilling program and the JMC Acquisition.

     Interest and Other Revenues. Interest and other revenue (excluding the gains from the Company's sale of other property and equipment of approximately $130,000 and the finalization and termination of a take-or-pay contract of approximately $235,000 in 1994) for the six months ended June 30, 1995 was comparable to that in 1994.

     Oil and Gas Prices. Oil prices received by the Company increased 18% during the six months ended June 30, 1995, resulting in an average price of $17.59 per Bbl compared to the average price per Bbl of $14.86 for the same period in 1994. Revenues and operating results for future periods will continue to be impacted by price fluctuations which are largely influenced by market conditions and the quantity of the oil sold by OPEC.

     During the six months ended June 30, 1995, the Company experienced a decrease in natural gas prices. In recent years, the Company has been forced to sell much of its natural gas under short-term (typically month-to-month) contracts. Natural gas prices received by the Company decreased 21% during the six months ended June 30, 1995, resulting in an average price of $1.48 per Mcf compared to an average price per Mcf of $1.88 for the same period in 1994. Future sales prices will be dependent upon the future supply and demand of natural gas in the market and the quantities of gas sold under short-term contracts as opposed to quantities sold under long-term contracts, which currently command higher prices. The Company does not, however, expect any significant increase in the price of natural gas based upon historical trends until the fourth quarter of 1995.

     Oil and Gas Production. Production and average prices received per Bbl and Mcf are as follows:

                                                                                            Six months ended
                                                                                                June 30,
                                                                                     ----------------------------
                                                                                        1994              1995
                                                                                     ----------        ----------
     Crude oil:
          Production (Bbls)   . . . . . . . . . . . . . . . . . . . . . . . .          120,976          106,327
          Average price received per barrel   . . . . . . . . . . . . . . . .           $14.86           $17.59

     Natural gas:
          Production (Mcf)  . . . . . . . . . . . . . . . . . . . . . . . . .        3,758,434        4,881,070
          Average price received per Mcf  . . . . . . . . . . . . . . . . . .           $ 1.88           $ 1.48

     Oil and natural gas production volumes for the six months ended June 30, 1995 on an Mcf equivalent (Mcfe) basis exceeded such volumes for the same period in 1994 by 23%. This increase in production was from participation in new wells drilled during the three months ended March 31, 1995 and during the year ended 1994, from recompletions in the Cotton Valley properties in 1994 by the Company and from production on properties acquired in the JMC Acquisition. Although the Company experienced some curtailments of gas production, these curtailments have not been material. The curtailments were primarily attributable to excess supply and price competitiveness with oil. There can be no assurance that the Company will not experience future curtailments.

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

     Total Expenses; Oil and Gas Operating Expenses. Total costs and expenses increased for the six months ended June 30, 1995 compared to the same period in 1994. Oil and gas operating expenses increased for the six months ended June 30, 1995 compared to the same period in 1994, due to additional operating expenses attributable to a greater number of producing wells as previously discussed. Oil and gas operating expenses increased 2% on an Mcfe basis to $.60 for the six months ended June 30, 1995 compared to $.59 on an Mcfe basis for the same period in 1994.

     Amortization and Depreciation. The amortization and depreciation rate per dollar of oil and gas sales for the six months ended June 30, 1995 increased to $.48 compared to $.31 for the same period in 1994. The increased rate for the six months ended June 30, 1995 was due to the decreased estimated future gross revenues resulting from the lower product price for natural gas for the six months ended June 30, 1995. The amortization and depreciation rates for future periods will increase or decrease corresponding with the fluctuations in oil and gas prices, reserve volumes and production.

     General and Administrative Expenses. General and administrative expenses decreased for the six months ended June 30, 1995 compared to the same period in 1994. This decrease was primarily related to a lesser number of personnel for the six months ended June 30, 1995 compared to the same period in 1994, as 1994 included all personnel and other general and administrative expenses of ANEC, some of which were not retained following the merger in July 1994, partially offset by a decrease in amounts capitalized due to reduced exploration and development activities. Well operator and management fees offset 82% of net general and administrative expenses during the six months ended June 30, 1995 compared to 58% during the same period in 1994.

     Interest Expense. Interest expense increased for the six months ended June 30, 1995 compared to the same period in 1994 due to an increase in the outstanding borrowings, primarily due to the JMC Acquisition and the 1994 drilling program. The Company's credit facility bears interest at LIBOR plus 1.5% (aggregate rate of 7.5625% at June 30, 1995).

     Nonrecurring Abandoned Merger Costs. On May 10, 1995, the Company announced the termination of discussions regarding the possible outstanding merger with Abraxas Petroleum Corporation and, accordingly, expensed $300,000 of related costs in the six-month period ended June 30, 1995.

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

     The Company's capital resources consist primarily of cash flow from operations, available borrowing capacity under a new credit facility and proceeds from the sale of non-key properties which the Company believes may aggregate as much as $40 million in the last six months of 1995. The Company is considering opportunities existing to supplement its working capital through other financing arrangements, including the possible issuance of long-term debentures. In August 1995, the Company elected to defer its proposed issuance of long-term debentures under current conditions. As of June 30, 1995, the Company has deferred approximately $130,000 of costs associated with this offering (which the Company expects to ultimately aggregate approximately $350,000) pending a decision as to whether to pursue this financing option in the third or fourth quarter of 1995.

     Cash Flows. For the six months ended June 30, 1995, the Company's cash provided by operating activities was approximately $1.4 million compared to approximately $1.3 million for the same period in 1994. The Company has a $4.0 million gas balancing liability attributable to 3.0 Bcf of natural gas production in excess of the Company's entitled natural gas volumes. The majority of these excess sales are from properties that have gas balancing agreements which provide for recoupments by the underproduced owners from 25% of volumes attributable to the Company's interest. At June 30, 1995, approximately $900,000 was included in current liabilities associated with such excess sales liability.

     Net cash used by investing activities for the six months ended June 30, 1995 decreased approximately $5.8 million from the same period in 1994. Additions to oil and gas properties decreased by approximately $6.2 million due to the Company's curtailment of capital expenditures during the first six months of 1995 in response to the significantly lower product price for natural gas.

     Net cash provided by financing activities was approximately $2.0 million for the six months ended June 30, 1995 compared to net cash provided by financing activities of $7.2 for the corresponding period in 1994. Net cash provided for the six months ended June 30, 1995 resulted from borrowings on long-term debt. At June 30, 1995, the Company had a working capital deficit of $2.9 million and had approximately $1.5 million available under its revolving line of credit. (See "Long Term Debt").

     Long-Term Debt. The Company negotiated a new credit facility (the "Credit Agreement") with a bank in the fourth quarter of 1994 which provides for a revolving line of credit. The borrowing base and outstanding borrowings were $46.5 million and $45 million, respectively, at June 30, 1995. The borrowing base, which principally relates to the Company's oil and gas reserve base, is subject to a semiannual redetermination each April and October until January 1, 1997, at which time the borrowing base is reduced quarterly by 1/16th through December 31, 2000. In addition to the foregoing semiannual redeterminations, the lender has the right, at its discretion, to redetermine the borrowing base, subject to certain limitations, at any time until the stated maturity of December 31, 2000.

     The April 1995 semiannual redetermination was completed by the bank with the significant decrease in product price for natural gas resulting in a reduction in the borrowing base to $46.5 million. This reduction in availability is not expected to cause a significant curtailment in the Company's revised capital expenditures program (which anticipates total remaining 1995 capital expenditures of approximately $5 million), based on the Company's expected cash flows, availability under the Credit Agreement and proceeds from the sale of non-key oil and gas properties, which sale proceeds are expected to total $4.1 million.

     Under the terms of the Credit Agreement, outstanding borrowings bear interest based upon three variable indices plus applicable margins. The Company has the ability to choose the index the rate will be based on and can fix the rate for a period of up to one year. At June 30, 1995, all outstanding borrowings under the line bear interest based upon the one-month London Interbank Offering Rate plus the applicable margin (aggregate rate of 7.5625%).

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

     As of March 31, 1995 and June 30, 1995 the Company was not in compliance with the interest coverage ratio covenant contained in the Company's revolving credit facility. As of June 30, 1995, the Company was also not in compliance with the current ratio covenant, as defined, contained in the agreement. In July 1995, the Company obtained a written waiver from the lender for the March 31, 1995 interest coverage ratio violation and an amendment reducing the ratio from 4.0:1.0 to 3.0:1.0 for the quarterly periods ended June 30, 1995, September 30, 1995 and December 31, 1995 and from 4.0:1.0 to 3.5:1.0 for the quarterly periods ended March 31, 1996 and June 30, 1996; thereafter, the ratio will remain 4.0:1.0. This amendment also reduced the current ratio covenant from 1.0:1.0 to .85:1.0 for the quarter ended June 30, 1995. In August 1995, the lender approved a second amendment to the interest coverage ratio covenant for the quarterly- period ended September 30, 1995. Upon execution of the amendment, the Company will be required to satisfy an interest coverage ratio of 2.8:1.0 instead of 3.0:1.0. After such amendments, the Company expects to comply with the covenants of the credit facility in future periods.


PART II.         OTHER INFORMATION

Item 1.  Legal Proceedings

         A petition was filed in Oklahoma County District Court on July 25, 1995, against the Company and its directors. The suit purports to be a derivative action on behalf of the Company against the Board of Directors. The suit asks that the Company's share rights plan and certain severance contracts and policies be invalidated, and seeks an injunction against the Company's private debentures offering and damages to the Company from the directors in excess of $10,000. In August 1995, the Company elected to defer its proposed private debentures offering under current conditions. The Company believes the lawsuit is without merit and that it will be vigorously defended. No damages are being sought against the Company.

Item 6.  Exhibits and reports on Form 8-K

         (a)     (i)  Exhibit 11 - Computation of Earnings (Loss) Per Share

                 (ii)  Exhibit 27 - Financial Data Schedule

         (b) No reports on Form 8-K were filed during the three months ended June 30, 1995.


                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             ALEXANDER ENERGY CORPORATION



DATE            August 11, 1995                    /s/ J. L. David
                                         J. L. David, Executive Vice-President


DATE            August 11, 1995                  /s/ David E. Grose
                                       David E. Grose, Vice President, Treasurer
                                             and Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit No.      Description
-----------      -----------

EX-11            Computation of Earnings (Loss) Per Share

EX-27            Financial Data Schedule