Form 10-Q
period 1995-09-30
ALEXANDER ENERGY CORP
filed 1995-11-20
CIK 355143

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[Mark One]
[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the Period Ended September 30, 1995

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From _______________ to _______________


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

                                                               Yes  X    No
                                                                   ---      ---
Outstanding shares of $.03 par value common stock at November 20, 1995:
12,452,105

                          ALEXANDER ENERGY CORPORATION

                                     INDEX


                                                                                                    PAGE NO.
Part I.   Financial Information

Item 1.   Financial Statements

     Condensed Consolidated Balance Sheets - September 30, 1995 (unaudited)
          and December 31, 1994   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1

     Condensed Consolidated Statements of Operations (unaudited) - Three months and
          nine months ended September 30, 1995 and 1994   . . . . . . . . . . . . . . . . . . . . .        2

     Condensed Consolidated Statements of Cash Flows (unaudited) - Nine months ended
          September 30, 1995 and 1994   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3

     Notes to Condensed Consolidated Financial Statements (unaudited)   . . . . . . . . . . . . . .        4

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5-11

Part II.  Other Information

Item 1.   Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       11

Item 6.   Exhibits and reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       12

                         PART I.  FINANCIAL INFORMATION

                          ALEXANDER ENERGY CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (Information at September 30, 1995 is unaudited.)

                                     ASSETS

                                                                                   December 31,    September 30,
                                                                                      1994             1995
                                                                                   -----------     ------------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . .      $   792,752      $ 2,823,336
  Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . .        5,402,352        4,321,811
  Prepaid expenses and other  . . . . . . . . . . . . . . . . . . . . . . . .          451,755          707,574
                                                                                   -----------      -----------
          Total current assets  . . . . . . . . . . . . . . . . . . . . . . .        6,646,859        7,852,721

Properties and equipment, less accumulated amortization and
  depreciation of $38,330,143 as of December 31, 1994 and $44,716,768
  as of September 30,1995 . . . . . . . . . . . . . . . . . . . . . . . . . .       91,545,171       87,754,539

Other assets, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,622,105        1,452,844
                                                                                   -----------      -----------

                                                                                   $99,814,135      $97,060,104
                                                                                   ===========      ===========



                                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 6,771,468      $ 2,398,747
  Gas balancing, deferred revenue and oil and gas proceeds  . . . . . . . . .        4,440,280        5,268,258
  Long-term debt due within one year  . . . . . . . . . . . . . . . . . . . .        1,016,253        1,012,475
                                                                                   -----------      -----------
          Total current liabilities . . . . . . . . . . . . . . . . . . . . .       12,228,001        8,679,480

Long-term debt due after one year (Note 5)  . . . . . . . . . . . . . . . . .       46,513,732       48,504,506

Noncurrent gas balancing, gas prepayments and
  other noncurrent liabilities  . . . . . . . . . . . . . . . . . . . . . . .        4,047,859        4,170,207

Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,800,000        2,030,000

Stockholders' equity:
 Preferred stock - none issued and outstanding  . . . . . . . . . . . . . . .              ---              ---
  Common stock - issued - 12,271,563 and 12,452,105 shares at
     December 31, 1994 and September 30, 1995, respectively . . . . . . . . .          368,147          373,563
  Paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       39,405,383       40,161,357
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (5,548,987)      (6,859,009)
                                                                                   -----------      -----------
          Total stockholders' equity  . . . . . . . . . . . . . . . . . . . .       34,224,543       33,675,911
                                                                                   -----------      -----------

                                                                                   $99,814,135      $97,060,104
                                                                                   ===========      ===========

                            See accompanying notes.

                          ALEXANDER ENERGY CORPORATION

        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Notes 1 and 2)
                                  (Unaudited)


                                                   Three months ended                 Nine months ended
                                                      September 30,                     September 30,
                                               ----------------------------      ----------------------------
                                                  1994              1995             1994            1995
                                               -----------      -----------      -----------      -----------
Revenues:
   Oil and gas sales  . . . . . . . . . . . .  $ 4,392,116      $ 3,703,547      $13,250,116      $12,793,155
   Well operator and management fees  . . . .      687,770          667,455        1,888,770        2,082,025
   Interest and other (Note 3)  . . . . . . .      159,947          117,398          630,947          268,023
                                               -----------      -----------      -----------      -----------

          Total revenues  . . . . . . . . . .    5,239,833        4,488,400       15,769,833       15,143,203
                                               -----------      -----------      -----------      -----------

Costs and expenses:
  Direct lifting costs  . . . . . . . . . . .    1,454,461        1,082,042        3,546,461        3,843,555
  Gross production and severance tax  . . . .      264,101          227,161          809,101          784,678
  Amortization and depreciation . . . . . . .    1,683,869        2,017,818        4,439,869        6,386,625
  General and administrative expenses . . . .      937,672          772,606        2,996,672        2,494,246
  Interest expense  . . . . . . . . . . . . .      594,866          999,083        1,588,866        2,982,218
  Nonrecurring expenses (Note 4)  . . . . . .    2,148,422          431,903        2,148,422          731,903
                                               -----------      -----------      -----------      -----------

          Total costs and expenses  . . . . .    7,083,391        5,530,613       15,529,391       17,223,225
                                               -----------      -----------      -----------      -----------

Income (loss) before provision (benefit)
  for income taxes  . . . . . . . . . . . . .   (1,843,558)      (1,042,213)         240,442       (2,080,022)

Provision (benefit) for deferred income
   taxes  . . . . . . . . . . . . . . . . . .      102,000         (386,000)         750,000         (770,000)
                                               -----------      -----------      -----------      -----------

Net loss  . . . . . . . . . . . . . . . . .    $(1,945,558)     $  (656,213)     $  (509,558)     $(1,310,022)
                                               ===========      ===========      ===========      ===========

Weighted average common and common
  equivalent shares outstanding . . . . . . .   12,071,219       12,377,637       12,120,905       12,309,154
                                               ===========      ===========      ===========      ===========
Net loss per common and
  common equivalent share . . . . . . . . .          $(.16)           $(.05)           $(.04)          $(.11)
                                                     =====            =====            =====           =====


                            See accompanying notes.

                          ALEXANDER ENERGY CORPORATION

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Note 1 and 2)
                                  (Unaudited)

                                                                                      Nine months ended
                                                                                        September 30,
                                                                                -----------------------------
                                                                                    1994             1995
                                                                                ------------     ------------
Cash flows from operating activities:
  Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   (509,558)    $ (1,310,022)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Provision for uncollectible accounts  . . . . . . . . . . . . . . . . .              ---           26,323
    Amortization of deferred compensation for stock awards  . . . . . . . .              ---          304,308
    Provision (benefit) for deferred income taxes . . . . . . . . . . . . .          750,000         (770,000)
    Amortization and depreciation . . . . . . . . . . . . . . . . . . . . .        4,439,869        6,386,625
    Accretion of imputed interest . . . . . . . . . . . . . . . . . . . . .          165,375          112,275
    Gain on sale of other property and equipment  . . . . . . . . . . . . .         (130,750)             ---
    Changes in assets and liabilities
        Decrease in accounts receivable . . . . . . . . . . . . . . . . . .          957,598        1,054,218
        Decrease (increase) in prepaid expenses and other . . . . . . . . .          404,790         (255,819)
        Decrease in accounts payable and accrued liabilities  . . . . . . .       (1,405,603)      (3,544,743)
        Increase (decrease) in noncurrent gas balancing liability, and
          other noncurrent liabilities  . . . . . . . . . . . . . . . . . .         (631,086)          10,073
                                                                                ------------     ------------

      Net cash provided by operating activities . . . . . . . . . . . . . .        4,040,635        2,013,238

Cash flows from investing activities:
  Decrease in other assets, net . . . . . . . . . . . . . . . . . . . . . .          399,674          169,261
  Additions to properties and equipment . . . . . . . . . . . . . . . . . .      (13,467,094)      (4,390,088)
  Proceeds from the sale of other property and equipment  . . . . . . . . .        3,828,000        1,794,095
                                                                                ------------     ------------
      Net cash used by investing activities . . . . . . . . . . . . . . . . .     (9,239,420)      (2,426,732)

Cash flows from financing activities:
  Proceeds from borrowings on long-term debt  . . . . . . . . . . . . . . .        7,771,850        3,000,000
  Payments on long-term and short-term debt . . . . . . . . . . . . . . . .       (4,780,386)      (1,013,004)
  Exercise of employee stock options  . . . . . . . . . . . . . . . . . . .        1,023,766          457,082
                                                                                ------------     ------------

      Net cash provided by financing activities . . . . . . . . . . . . . .        4,015,230        2,444,078
                                                                                ------------     ------------

Net increase (decrease) in cash and cash equivalents during the period  . .       (1,183,555)       2,030,584

Cash and cash equivalents at beginning of period  . . . . . . . . . . . . .        1,294,597          792,752
                                                                                ------------     ------------

Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . .     $    111,042     $  2,823,336
                                                                                ============     ============

Interest paid amounted to $1,261,524 and $2,771,535 for the nine months ended September 30, 1994 and 1995.


                            See accompanying notes.

                          ALEXANDER ENERGY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1. The consolidated results presented for the nine-month periods ended September 30, 1994 and 1995 are unaudited but the management of Alexander Energy Corporation believes that all adjustments, which consist only of normal recurring adjustments, necessary for a fair presentation of the consolidated results of operations for the periods have been included. Amounts for the period ended September 30, 1994 have been restated to give effect for the 1994 pooling of interests between the company and American Natural Energy Corporation ("ANEC"). The consolidated results are not necessarily indicative of those to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

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

                                                                                        Nine months ended
                                                                                        September 30, 1994
                                                                                    --------------------------
                                                                                           (In thousands,
                                                                                       except per share data)
         Revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $20,381
         Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         43
         Net income per common share and common equivalent share  . . . . . . . . . . . . .        .00

3. In the three-month period ended March 31, 1994, the Company recognized approximately $235,000 ($135,000 net of related income tax effect) of other revenue in connection with the finalization and termination of a take-or-pay contract.

4. On May 10, 1995, the Company announced the termination of discussions regarding the possible outstanding merger with Abraxas Petroleum Corporation and, accordingly, expensed $300,000 of related costs in the three-month period ended March 31, 1995. During August 1995, the Company postponed the "Senior Note Offering" and deferred $432,000 of related costs. In the three-month period ended September 30, 1995 the Company expensed this amount since the Senior Note Offering has not been reinitiated as of November, 1995.

5. In connection with each of the three quarters ending September 30, 1995 the Company obtained written waivers from the lender for events of noncompliance with the current and/or interest coverage ratio covenants of the Company's revolving credit facility. In November 1995, the lender waived its right to redetermine the borrowing base under the revolving credit facility until December 31, 1995 and in lieu thereof, permanently reduced the maximum commitment amount under the facility to $45 million. Additionally, the $45 million amount outstanding under this facility in November is to be reduced by $1 million, payable in two equal installments of $500,000 in November and December 1995.

     The Company and the lender are currently negotiating terms and conditions of a revised credit facility, the details of which are not yet final; however, the company has obtained a letter from the lender confirming that no principal amounts under such revised facility will be due within the next twelve months.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

         Total Revenues; Oil and Gas Sales. Total revenues decreased for the three months ended September 30, 1995 compared to the three months ended September 30, 1994. The decrease in total revenues was comprised of decreased oil and natural gas sales, decreased well operator reimbursements and decreased other revenues. The decreased oil and natural gas sales are attributable to lower oil production and a decrease in product price for both oil and natural gas offset by higher production volumes for natural gas as a result of the wells drilled during 1994 and the producing gas properties acquired from JMC Exploration, Inc. ("JMC Acquisition") in November 1994.

         Oil revenues decreased by 35% due to a 32% decrease in production quantities and a 5% decrease in the average price per Bbl of production for the three months ended September 30, 1995 as compared to 1994. Natural gas revenues decreased by 10% due to a 16% decrease in the average price per Mcf of natural gas produced for the three months ended September 30, 1995, offset by a 7% increase in production quantities as compared to 1994.

         Well Operator and Management Fees. Well operator and management fees decreased 3% for the three months ended September 30, 1995 compared to the same period in 1994. This decrease is attributable to a decrease in the number of operated producing properties, which were sold during the quarter ended September 30, 1995.

         Interest and Other Revenues. Interest and other revenue decreased for the three months ended September 30, 1995 compared to 1994 due to the inclusion of salt water hauling fees in the 1994 period, a service which is no longer provided by the Company.

         Oil and Gas Prices. Oil prices received by the Company decreased 5% during the three months ended September 30, 1995, resulting in an average price of $15.57 per Bbl compared to the average price per Bbl of $16.44 for the same period in 1994. Revenues and operating results for future periods will continue to be impacted by price fluctuations which are largely influenced by market conditions and the quantity of oil sold by OPEC.

         During the three months ended September 30, 1995, the Company experienced a decrease in natural gas prices. In recent years, the Company has been forced to sell much of its natural gas under short-term (typically month-to-month) contracts. Natural gas prices received by the Company decreased 16% during the three months ended September 30, 1995, resulting in an average price of $1.38 per Mcf compared to an average price per Mcf of $1.64 for the same period in 1994. Future sales prices will be dependent upon the future supply and demand of natural gas in the market and the quantities of gas sold under short-term contracts as opposed to quantities sold under long-term contracts, which currently command higher prices. The Company does however, expect an increase in the price of natural gas based upon historical trends in the fourth quarter of 1995.

         Oil and Gas Production. Production and average prices received per Bbl and Mcf are as follows:

                                                                                        Three months ended
                                                                                           September 30,
                                                                                    ---------------------------
                                                                                       1994             1995
                                                                                    ----------       ----------
          Crude oil:
               Production (Bbls)  . . . . . . . . . . . . . . . . . . . . . .          61,212           41,779
               Average price received per barrel  . . . . . . . . . . . . . .          $16.44           $15.57

          Natural gas:
               Production (Mcf)   . . . . . . . . . . . . . . . . . . . . . .       2,064,507        2,210,423
               Average price received per Mcf   . . . . . . . . . . . . . . .          $ 1.64           $ 1.38

     Oil and natural gas production volumes for the three months ended September 30, 1995 on an Mcf equivalent (Mcfe) basis exceeded such volumes for the same period in 1994 by 1%. This increase in production was from participation in new wells drilled during the twelve months ended September 30, 1995, from recompletions in the Cotton Valley properties in 1994 and from production on properties acquired in the JMC Acquisition. Although the Company experienced some curtailments of gas production, these curtailments have not been material. The curtailments were primarily attributable to excess supply and price competitiveness with oil. There can be no assurance that the Company will not experience future curtailments.

     Total Expenses; Oil and Gas Operating Expenses. Total costs and expenses decreased for the three months ended September 30, 1995 compared to the same period in 1994. Oil and gas operating expenses decreased for the three months ended September 30, 1995 compared to the same period in 1994, due to reduced operating expenses attributable to a lesser number of producing wells, which were sold during the third quarter of 1995 and reduce remedial workovers performed during the quarter. Oil and gas operating expenses decreased 25% on an Mcfe basis to $.53 for the three months ended September 30, 1995 compared to $.71 on an Mcfe basis for the same period in 1994.

     Amortization and Depreciation. The amortization and depreciation rate per dollar of oil and gas sales for the three months ended September 30, 1995 increased to $.54 compared to $.38 for the same period in 1994. The increased rate for the three months ended September 30, 1995 was due to the decreased estimated future gross revenues resulting from the lower product price for both oil and natural gas for the three months ended September 30, 1995. The amortization and depreciation rates for future periods will increase or decrease corresponding with the fluctuations in oil and gas prices, reserve volumes and production.

     General and Administrative Expenses. General and administrative expenses decreased 18% for the three months ended September 30, 1995 compared to the same period in 1994. This decrease was primarily related to a lesser number of personnel for the three months ended September 30, 1995 compared to the same period in 1994, as 1994 included personnel and other general and administrative expenses of ANEC, some of which were not retained following the merger in July 1994. Well operator and management fees offset 86% of net general and administrative expenses during the three months ended September 30, 1995 compared to 73% during the same period in 1994.

     Interest Expense. Interest expense increased for the three months ended September 30, 1995 compared to the same period in 1994 due to an increase in the outstanding borrowings, primarily due to the JMC Acquisition. The Company's credit facility bears interest at LIBOR plus 1.5% (a rate of 7.31% at September 30, 1995).

     Nonrecurring Expense. During August 1995, the Company postponed the "Senior Note Offering" and deferred $432,000 of related costs. In the three-month period ended September 30, 1995 the Company expensed this amount since the Senior Note Offering has not been reinitiated as of November, 1995.

     Taxes. As a result of the Company's and ANEC's secondary public offerings in 1993, both entities had an ownership change pursuant to Section 382 of the Internal Revenue Code. Accordingly, in 1994 and 1995, the Company is providing income taxes and/or accruing benefits at near statutory rates after considering permanent differences.

     RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

     Total Revenues; Oil and Gas Sales. Total revenues decreased for the nine months ended September 30, 1995 compared to the nine months ended September 30, 1994. The decrease in total revenues was comprised of decreased oil and natural gas sales, increased well operator reimbursements and decreased other revenues. The decreased oil and natural gas sales are attributable to lower oil production and a decrease in product price for natural gas offset by increased oil prices, higher production volume for natural gas as a result of the wells drilled during 1994 and the producing gas properties acquired from JMC Exploration, Inc. ("JMC Acquisition") in November 1994.

     Oil revenues decreased by 10% due to a 19% decrease in production quantities and a 11% increase in the average price per Bbl of production for the nine months ended September 30, 1995 as compared to 1994. Natural gas revenues decreased by 2% due to a 21% increase in production quantities, offset by a 19% decrease in the average price per Mcf of natural gas produced for the nine months ended September 30, 1995 as compared to 1994.

     Well Operator and Management Fees. Well operator and management fees increased 10% for the nine months ended September 30, 1995 compared to the same period in 1994. This increase is attributable to an increase in the number of operated producing properties related to the 1994 drilling program and the JMC Acquisition. Included in the management fees were reimbursements of overhead expense of $10,000 per month from each of the AEJH 1987 and AEJH 1989 Limited Partnerships.

     Interest and Other Revenues. Interest and other revenue (excluding the gains from the Company's sale of other property and equipment of approximately $130,000 and the finalization and termination of a take-or-pay contract of approximately $235,000 in 1994) remained constant for the nine months ended September 30, 1995 compared to 1994.

     Oil and Gas Prices. Oil prices received by the Company increased 11% during the nine months ended September 30, 1995, resulting in an average price of $17.02 per Bbl compared to the average price per Bbl of $15.39 for the same period in 1994. Revenues and operating results for future periods will continue to be impacted by price fluctuations which are largely influenced by market conditions and the quantity of the oil sold by OPEC.

     During the nine months ended September 30, 1995, the Company experienced a decrease in natural gas prices. In recent years, the Company has been forced to sell much of its natural gas under short-term (typically month-to-month) contracts. Natural gas prices received by the Company decreased 19% during the nine months ended September 30, 1995, resulting in an average price of $1.45 per Mcf compared to an average price per Mcf of $1.79 for the same period in 1994. Future sales prices will be dependent upon the future supply and demand of natural gas in the market and the quantities of gas sold under short-term contracts as opposed to quantities sold under long-term contracts, which currently command higher prices. The Company does, however, expect an increase in the price of natural gas based upon historical trends in the fourth quarter of 1995.

     Oil and Gas Production. Production and average prices received per Bbl and Mcf are as follows:

                                                                                       Nine months ended
                                                                                          September 30,
                                                                                   ----------------------------
                                                                                      1994              1995
                                                                                   ----------        ----------
          Crude oil:
               Production (Bbls)  . . . . . . . . . . . . . . . . . . . . . .         182,188          148,106
               Average price received per barrel  . . . . . . . . . . . . . .          $15.39           $17.02

          Natural gas:
               Production (Mcf)   . . . . . . . . . . . . . . . . . . . . . .       5,857,594        7,091,493
               Average price received per Mcf   . . . . . . . . . . . . . . .          $ 1.79           $ 1.45

     Oil and natural gas production volumes for the nine months ended September 30, 1995 on an Mcf equivalent (Mcfe) basis exceeded such volumes for the same period in 1994 by 15%. This increase in production was from participation in new wells drilled during the twelve months ended September 30, 1995, from recompletions in the Cotton Valley properties in 1994 and from production on properties acquired in the JMC Acquisition. Although the Company experienced some curtailments of gas production, these curtailments have not been material. The curtailments were primarily attributable to excess supply and price competitiveness with oil. There can be no assurance that the Company will not experience future curtailments.

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

     Total Expenses; Oil and Gas Operating Expenses. Total costs and expenses increased for the nine months ended September 30, 1995 compared to the same period in 1994. Oil and gas operating expenses increased for the nine months ended September 30, 1995 compared to the same period in 1994, due to additional operating expenses attributable to a greater number of producing wells as previously discussed and additional workovers in the first half of 1995, partially offset by reduced operating expenses attributable to the sale of producing properties in the third quarter of 1995. Oil and gas operating expenses decreased 8% on an Mcfe basis to $.58 for the nine months ended September 30, 1995 compared to $.63 on an Mcfe basis for the same period in 1994.

     Amortization and Depreciation. The amortization and depreciation rate per dollar of oil and gas sales for the nine months ended September 30, 1995 increased to $.50 compared to $.34 for the same period in 1994. The increased rate for the nine months ended September 30, 1995 was due to the decreased estimated future gross revenues resulting from the lower product price for natural gas for the nine months ended September 30, 1995. The amortization and depreciation rates for future periods will increase or decrease corresponding with the fluctuations in oil and gas prices, reserve volumes and production.

     General and Administrative Expenses. General and administrative expenses decreased 17% for the nine months ended September 30, 1995 compared to the same period in 1994. This decrease was primarily related to a lesser number of personnel for the nine months ended September 30, 1995 compared to the same period in 1994, as 1994 included personnel and other general and administrative expenses of ANEC, some of which were not retained following the merger in July 1994. Well operator and management fees offset 83% of net general and administrative expenses during the nine months ended September 30, 1995 compared to 63% during the same period in 1994.

     Interest Expense. Interest expense increased for the nine months ended September 30, 1995 compared to the same period in 1994 due to an increase in the outstanding borrowings, primarily due to the JMC Acquisition. The Company's credit facility bears interest at LIBOR plus 1.5% (a rate of 7.31% at September 30, 1995).

     Nonrecurring Expenses. On May 10, 1995, the Company announced the termination of discussions regarding the possible outstanding merger with Abraxas Petroleum Corporation and, accordingly, expensed $300,000 of related costs in the nine-month period ended September 30, 1995. During August 1995, the Company postponed the Senior Note Offering and deferred $432,000 of related costs. In the nine-month period ended September 30, 1995, the Company expensed this amount since the Senior Note Offering has not been reinitiated as of November 1995.

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

     Historically, the Company has funded its capital requirements through cash flow from operations, bank borrowings, various carried interest arrangements (whereby other parties paid a portion of the Company's share of costs) and equity sales. The Company's capital resources available to fund capital requirements consist primarily of cash flow from operations, and proceeds from the sale of non-key properties. The Company is considering opportunities existing to supplement its working capital through various financing arrangements.

     Cash Flows. For the nine months ended September 30, 1995, the Company's cash provided by operating activities was approximately $2.0 million, a decrease of 50%, compared to $4.0 for the same period in 1994. The $2.7 million net change in assets and liabilities resulting from operating activities primarily is the result of reduced drilling activities and reduced oil and gas product prices which caused a reduction in accounts payable and accounts receivable, respectively, for the nine months ended September 30, 1995 compared with the same period in 1994. The Company has a $2.6 million net gas balancing liability attributable to 2.0 Bcf of natural gas production in excess of the Company's entitled natural gas volumes. The majority of these excess sales are from properties that have gas balancing agreements which provide for recoupments by the underproduced owners from 25% of volumes attributable to the Company's interest. At September 30, 1995, approximately $1.1 million was included in current liabilities associated with such net excess sales liability.

     Net cash used by investing activities for the nine months ended September 30, 1995 decreased approximately $6.8 million from the same period in 1994. Additions to oil and gas properties decreased by approximately $9.1 million due to the Company's curtailment of capital expenditures during 1995 in response to the significantly lower product price for natural gas.

     Net cash provided by financing activities was approximately $2.4 million for the nine months ended September 30, 1995 compared to$4.0 for the corresponding period in 1994. Net cash provided for the nine months ended September 30, 1995 resulted from net borrowings on long-term debt and proceeds from the exercise of employee stock options. At September 30, 1995, the Company had a working capital deficit of $.8 million and had $1.5 million available under its revolving line of credit. (See "Long Term Debt").

     Long Term Debt. The Company negotiated a new credit facility (the "Credit Agreement") with a bank in the fourth quarter of 1994 which provides for a revolving line of credit. At September 30, 1995, the Company's borrowing base was $46.5 million, $45 million of which was outstanding. The borrowing base, which principally relates to the Company's oil and gas reserve base, is subject to a semiannual redetermination each April and October until January 1, 1997, at which time the borrowing base is reduced quarterly by 1/16th through December 31, 2000. In addition to the foregoing semiannual redeterminations, the lender has the right, at its discretion, to redetermine the borrowing base, subject to certain limitations, at any time until the stated maturity of December 31, 2000.

     In connection with each of the three quarters ending September 30, 1995 the Company obtained written waivers from the lender for events of noncompliance with the current and/or interest coverage ratio covenants of the Company's revolving credit facility. In November 1995, the lender waived its right to redetermine the borrowing base under the revolving credit facility until December 31, 1995 and in lieu thereof, permanently reduced the maximum commitment amount under the facility to $45 million. Additionally, the $45 million amount outstanding under this facility in November is to be reduced by $1 million, payable in two equal installments of $500,000 in November and December 1995.

     The Company and the lender are currently negotiating terms and conditions of a revised credit facility, the details of which are not yet final; however, the Company has obtained a letter from the lender confirming that no principal amounts under such revised facility will be due within the next twelve months. This reduction in availability is not expected to cause a significant curtailment in the Company's revised capital expenditures program (which anticipates total remaining 1995 capital expenditures of approximately $1.8 million), based on the Company's expected cash flows and available cash balance of $2.8 million.

     Under the terms of the Credit Agreement, outstanding borrowings bear interest based upon three variable indices plus applicable margins. The Company has the ability to choose the index the rate will be based on and can fix the rate for a period of up to one year. At September 30, 1995, all outstanding borrowings under the line bear interest based upon the one-month London Interbank Offering Rate plus the applicable margin (aggregate rate of 7.31%).

     Borrowings under the Credit Agreement are unsecured with a negative pledge, as specified in the Agreement, on all oil and gas properties. Terms of the Credit Agreement include, among other things, requirements to maintain minimum amounts of tangible net worth (as defined) and minimum ratios of current assets to current liabilities and cash flow to interest expense; and limitations on investments, indebtedness, capital expenditures, sales of oil and gas properties and equipment, liquidations, mergers, consolidations, acquisitions, gas balancing and gas prepayment liabilities and the payment of dividends on common stock.

     Other. At the product prices existing at September 30, 1995, the Company's net oil and gas property carrying cost approximates the ceiling amount, as prescribed by the Securities and Exchange Commission. Any significant downward revision in reserve quantities and/or decline in product prices could result in the recording of an impairment provision related thereto in future periods.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

     A petition was filed in Oklahoma County District Court on July 25, 1995, against the Company and its directors. The suit purported to be a derivative action on behalf of the Company against the Board of Directors. No damages are being sought against the Company. The suit asked that the Company's share rights plan and certain severance contracts and policies be invalidated, and sought an injunction against the Company's Senior Note Offering and damages to the Company from the directors in excess of $10,000. In August 1995, the Company elected to defer its proposed Senior Note Offering. The Company filed a motion for dismissal which was granted by the court in October 1995. The court also granted the plaintiffs leave to file an amended petition which was filed on November 13, 1995. The Company believes the derivative action is without merit and that it will be vigorously defended.

Item 6.   Exhibits and reports on Form 8-K

     (a)  (i)   Exhibit 11 - Computation of Earnings (Loss) Per Share

          (ii)  Exhibit 27 - Financial Data Schedule

     (b) No reports on Form 8-K were filed during the three months ended September 30, 1995.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ALEXANDER ENERGY CORPORATION



DATE  November   , 1995                        /s/ Bob G. Alexander
     -------------------                -----------------------------------
                                             Bob G. Alexander, President


DATE  November   , 1995                      /s/ David E. Grose
     -------------------                -----------------------------------
                                           David E. Grose, Vice President,
                                        Treasurer and Chief Financial Officer

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER              DESCRIPTION
-------             -----------

11           Computation of Earnings (Loss) Per Share

27           Financial Data Schedule
