Form 10-K
period 1995-12-31
ALEXANDER ENERGY CORP
filed 1996-05-14
CIK 355143

===============================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
 [Mark One]
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

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

                          COMMON STOCK, $.03 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                              Yes [ ]   No [X]

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

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT, COMPUTED BY USING THE CLOSING SALE PRICE OF THE REGISTRANT'S COMMON STOCK AS OF MAY 6, 1996, WAS $43,970,111.

The number of shares outstanding of each of the registrant's classes of common stock, as of May 6, 1996, was:

               12,461,058 SHARES OF COMMON STOCK, PAR VALUE $.03.


===============================================================================

                               TABLE OF CONTENTS

                                     PART I


Item                                                        Page
- ----                                                        ----

1.    BUSINESS.............................................   1

1A.   EXECUTIVE OFFICERS OF THE REGISTRANT ................   6

2.    PROPERTIES...........................................   7

3.    LEGAL PROCEEDINGS....................................  11

4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS... 12


                         PART II

5.    MARKETS FOR REGISTRANT'S COMMON EQUITY AND RELATED
      STOCKHOLDER MATTERS................................... 13

6.    SELECTED FINANCIAL DATA............................... 14

7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS................... 15

8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........... 20

9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
      ACCOUNTING AND FINANCIAL DISCLOSURE................... 21


                        PART III


10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.... 21

11.   EXECUTIVE COMPENSATION................................ 22

12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
      AND MANAGEMENT........................................ 24

13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........ 24


                        PART IV


14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
      ON FORM 8-K........................................... 25

SIGNATURES.................................................. 28

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

     Alexander Energy Corporation, an independent energy company engaged in the acquisition, exploration, development, production and marketing of natural gas and crude oil, was organized as an Oklahoma corporation in 1980 by a group of executive, professional and technical personnel who had previously been employees of Reserve Oil and Gas Company prior to its acquisition by Getty Petroleum. The Company was initially organized to provide technical and operating services to another independent oil and natural gas company, but it commenced independent operations after its initial public offering in 1981. Beginning in 1985, the Company participated in two drilling partnerships with John Hancock Mutual Life Insurance Company and Midwest Capital Group, Inc., a wholly-owned subsidiary of an Iowa-based public utility holding company. These partnerships invested over $37.6 million to acquire and develop properties, drilling a total of 176 wells. In March 1993, the Company completed a second offering of its common stock. Proceeds of such offering, along with the Company's cash flow and a bank credit facility, were used to finance its drilling, exploitation and acquisition program. Since completion of the 1993 offering of common stock, the Company has drilled 60 wells, with an average working interest of 40%, resulting in 50 completions for a successful completion rate of 83%. Unless the context otherwise requires, all references to "Alexander" or the "Company" are to Alexander Energy Corporation and its subsidiaries, and all information herein has been restated to give effect to the Company's merger with American Natural Energy Corporation ("ANEC") in July 1994.

     In June 1995, the Company merged ANEC, Bradmar Petroleum Corporation ("Bradmar") and Edwards & Leach Oil Company, former subsidiaries, into itself. The mergers were accomplished in order to attain accounting and other efficiencies. After giving effect to this merger, none of the Company's remaining subsidiaries, individually or in the aggregate, has significant assets, indebtedness, revenues or cash flow.

     In November 1994, the Company received two unsolicited acquisition offers. Subsequent to the offers, the Company hired Prudential Securities in November 1994 as its investment banker and commenced an orderly process of evaluating possible merger partners. Of the two initially interested companies neither
(i) confirmed financing arrangements, (ii) signed a confidentiality agreement nor (iii) visited the Company's data room as established to provide information to interested parties. On March 10, 1995, the Company entered into an exclusive agreement with Abraxas Petroleum Corporation ("Abraxas") to conduct negotiations for a possible merger. This agreement was later extended until May 9, 1995. Negotiations with Abraxas by mutual agreement were terminated on May 11, 1995. During the summer of 1995, the Company initiated an offering of senior notes through private placement (the "Senior Note Offering"). Due to many factors, including a sharp decline in natural gas prices, an increase in interest rates on the proposed Senior Note Offering and the filing of a lawsuit by a stockholder against the Company and its directors (see ITEM 3. LEGAL PROCEEDINGS), the Senior Note Offering was postponed. In December 1995, National Energy Group, Inc. ("NEG"), one of the two companies initially indicating an interest to merge, reinitiated negotiations. The Company and NEG executed a letter of intent on December 29, 1995, wherein both companies agreed in principal to an exchange of one share of Alexander stock for 1.8 shares of NEG stock; however, if the average price of NEG stock was below $2.40 per share or above $3.60 per share, the parties were under no obligation to consummate the merger. On March 25, 1996, the letter of intent was amended to provide for an exchange ratio of 1.7. On May 6, 1996, the Company announced that the Company and NEG had not reached agreement on the terms of a definitive merger agreement by the April 30, 1996 standstill deadline; however, both companies are continuing to negotiate.

BUSINESS STRATEGY

     Since 1984, Alexander has increased its proved reserves, production and operating cash flow by executing its strategy of (i) acquiring mid-continent reserves that are predominantly natural gas and have significant development potential; (ii) increasing reserves and production by enhancing and exploiting its reserves through low risk development drilling and improved operating practices and recovery techniques including workovers, redrills, compression adjustments and renegotiating natural gas sales contracts; (iii) controlling operating costs and obtaining reimbursement for overhead expenses; and (iv) engaging in controlled exploratory drilling.

     Acquisitions. In the past ten years, the Company has made acquisitions directly or indirectly through limited partnerships formed with institutional partners. During this period, the Company has completed six acquisitions of approximately 128.6 billion cubic feet of natural gas equivalents ("Bcfe") of proved reserves with an aggregate cost of approximately $99.4 million or $0.77 per Mcfe. Two significant acquisitions in the Company's core areas of operations were consummated in 1994.

     The Company actively pursues property acquisitions. Since 1984, the Company has continually evaluated potential acquisitions of producing and nonproducing properties, with an emphasis on producing properties with the following objectives: (i) established production histories, (ii) existing reserve estimates, (iii) potential opportunities to increase reserves through additional recovery or enhancement techniques, (iv) close proximity to the Company's existing operations, (v) the possibility of reducing expenses associated with the properties and (vi) control of operations. The Company relies upon advanced technology, as well as its trained and experienced personnel, to determine whether a property meets the Company's acquisition objectives.

     In July 1994, the Company acquired ANEC in a transaction accounted for as a pooling of interests. The ANEC merger added approximately 400 gross wells, 200 of which are now operated by the Company, and nearly doubled the Company's reserves. The ANEC properties are concentrated in the central Oklahoma portion of the Anadarko Basin and in the Cotton Valley Trend in eastern Texas where ANEC experienced success drilling infill wells since 1985. Subsequent to the merger, the Company conducted workovers on the Cotton Valley Trend properties.

     In November 1994, the Company acquired 78 natural gas properties located in the Arkoma Basin in Oklahoma and Arkansas from JMC Exploration, Inc. ("JMC") for total consideration of $18.2 million. The 78 properties, one-half of which are operated by the Company, initially contributed an estimated 21.4 billion cubic feet ("Bcf") of natural gas to the Company's reserves. The JMC properties reestablished the Company in the Arkoma Basin, a significant area of development for the Company in its early years, with a strong position of proved reserves, 26% of which remain to be developed. Planned exploitation efforts and expected development of proved undeveloped reserves ("PUD") are expected to add to the ultimate value of the acquisition.

     The acquisitions of ANEC and the JMC properties greatly increased the Company's proved reserves, production and cash flow. As a result of these acquisitions, the Company's proved reserves increased 38% from 81.7 Bcfe at December 31, 1993 to 112.9 Bcfe at December 31, 1995. The natural gas component of the Company's reserves increased from 77% at December 31, 1993 to 88% at December 31, 1995. In addition, approximately 34% of the Company's reserves are proved undeveloped, providing the Company with an inventory of low risk development drilling opportunities. These transactions increased the Company's production from 13.4 million cubic feet of natural gas equivalents ("Mmcfe") per day in 1993 to 27.8 MMcfe per day in 1995.

     In additional to the acquisitions of ANEC and JMC properties, since its inception the Company has increased its producing capabilities through the acquisitions of (i) Bradmar in 1992; (ii) producing oil and gas properties in Oklahoma in 1990 (the "MFS Properties"); (iii) leasehold interests in Oklahoma and Texas through a joint venture in 1990 (the "Zilkha Properties"); and (iv) oil and gas wells formerly owned by Brooks Hall Energy Corporation in 1984 (the "Brooks Hall Properties").

     Development of Acquisitions. When evaluating possible acquisitions, the Company's geologists and engineers analyze various means by which production may be increased or related operating expenses may be decreased. In addition, the Company's personnel will attempt to identify the existence of any previously unreported proved undeveloped reserves. For example, Bradmar did not report proved undeveloped reserves with respect to its properties primarily because it lacked sufficient capital to identify and develop these reserves; accordingly, proved undeveloped reserves were not included in the estimated proved reserves identified at the time of execution of the Bradmar acquisition agreement. However, the Company's familiarity with the areas in which Bradmar operated allowed the Company to assume in its acquisition analysis that an unspecified quantity of proved undeveloped reserves existed.

     Drilling and Development Program. The Company's development program includes (i) identifying and drilling development prospects, (ii) drilling increased density locations, (iii) adding production equipment and (iv) renegotiating natural gas contracts. The impact of these programs on the Company's six major acquisitions completed since 1984 has been significant. Approximately 34% of the Company's reserves were classified as proved undeveloped at December 31, 1995. At that date, the Company had identified 80 proved undeveloped locations on its properties with estimated proved undeveloped reserves of 38.9 Bcfe, which will require approximately $22.5 million of capital costs to develop. Subject to further study and drilling results, the Company believes that there are numerous potential drilling locations on the Company's existing properties that should result in additional proved reserves.

     The Company has tentatively budgeted approximately $13 million for its 1996 drilling and development program, substantially all of which relates to proved undeveloped locations. The actual capital expenditures will be subject to cash flow from operations, after required debt service, and the Company's ability to complete one or a combination of financing alternatives. Proceeds from the financing alternatives will have to be sufficient in amount to also retire the Company's term note with a bank. See Note 4 of Notes to Consolidated Financial Statements. As of March 1996, the Company has commitments to drill $1.6 million of such properties. Any properties not drilled in 1996 may be deferred until future periods; however, if these properties are not drilled in 1996 and the Company does not complete a significant acquisition, there is no assurance that the Company will be successful in replacing reserves expected to be produced in 1996. See Management's Discussion and Analysis of financial Condition and Results of Operations - Liquidity and Capital Resources.

     Controlled Exploration Opportunities. The Company conducts a controlled exploration program which is designed to provide exposure to selected higher risk, higher potential rate of return prospects. The Company manages its exploration risks by limiting its exploration expenditures to approximately 5% to 15% of its overall capital budget and applying advanced technology to identifying prospects. Since completion of the 1993 public offering of common stock, the Company has drilled four exploratory wells at an aggregate cost of $1.3 million.

     Operating and Administrative Expenses. The Company owns working interests in 768 wells, of which it operates 391 wells representing approximately 86% of the Present Value (as defined herein) of its proved reserves. By serving as operator, the Company is able to maintain efficiencies in operations and obtain operator and management fees which offset the majority of its general and administrative expenses. Operator and management fees offset 69%, 65% and 77% of general and administrative expenses in 1993, 1994 and 1995, respectively. Also, Alexander has pursued a strategy of selling marginal and non-strategic properties to reduce well operating expenses, both on an absolute and on a per-unit-of-production basis.

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

     The Company sells its crude oil at posted field prices in effect in the producing fields within which its operations are conducted. During the years ended December 31, 1994 and 1995, the price for the Company's oil ranged from $10.65 per 42 U.S. gallon barrel ("Bbl") to $20.59 per Bbl and from $15.25 per Bbl to $18.58 per Bbl, respectively. Because of restrictions on flaring natural gas, wells which produce both oil and gas may be shut-in when there is not a market for the gas, even though a market is otherwise available for the oil.

     Natural gas production of the Company is sold under long-term and spot market contracts to intrastate and interstate pipeline companies and natural gas marketing companies. Prices received by the Company for natural gas production during the years ended December 31, 1994 and 1995 varied from $0.65 per thousand cubic feet ("Mcf") to $4.90 per Mcf and from $0.60 per Mcf to $4.37 per Mcf, respectively.

     Approximately 46% of the Company's natural gas is sold on the spot market or under short-term contracts (one year or less) providing for variable or "market-sensitive" prices. Approximately 54% of the Company's natural gas is marketed under various long-term contracts which dedicate the natural gas to a purchaser for an extended period of time, but which still involve variable or market-sensitive pricing of the Company's natural gas.

     The Company's natural gas production is sold under contracts with various purchasers. Natural gas sales to GPM Gas Corporation ("GPM") and Cowboy Pipeline Service Company ("Cowboy") individually accounted for 12% and 13% of total revenues for the years ended December 31, 1993 and 1994. During 1995, natural gas sales to GPM accounted for 13%of total revenues.

     The Company does not believe that the loss of any of its existing customers would have a material adverse effect on the results of operations of the Company.

REGULATION

     General. The oil and natural gas industry is extensively regulated by federal, state and local authorities. Legislation affecting the oil and natural gas industry is under constant review for amendment or expansion. In October 1992, comprehensive national energy legislation was enacted which focuses on electric power, renewable energy sources and conservation. The legislation, among other things, guarantees equal treatment of domestic and imported natural gas supplies, mandates expanded use of natural gas and other alternative fuel vehicles, funds natural gas research and development, permits continued offshore drilling and use of natural gas for electric generation and adopts various conservation measures designed to reduce consumption of imported oil.

     Numerous governmental departments and agencies, both federal and state, have issued rules and regulations binding on the oil and natural gas industry and its individual members, some of which carry substantial penalties for the failure to comply. The regulatory burden on the oil and natural gas industry increases its cost of doing business and, consequently, affects its profitability. Inasmuch as such laws and regulations are frequently amended or reinterpreted, the Company is unable to predict the future cost or impact of complying with such regulations.

     Exploration and Production. The Company's exploration and development operations are subject to various types of regulation at the federal, state and local levels. Such regulation includes requiring permits for the drilling of wells; maintaining bonding requirements in order to drill or operate wells; and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled and the plugging and abandoning of wells. The Company's operations are also subject to various conservation matters and rules to protect the correlative rights of subsurface owners. These include the regulation of the size of drilling and spacing units or proration units and the density of wells which may be drilled and the unitization or pooling of oil and natural gas properties. In this regard, some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of land and leases. In addition, state conservation laws establish maximum rates of production from oil and natural gas wells, generally prohibit the venting or flaring of natural gas and impose certain requirements regarding the ratability of production. The effect of these regulations is to limit the amounts of oil and natural gas the Company can produce from its wells and to limit the number of wells or the locations at which the Company can drill. Recently enacted legislation in Oklahoma and regulatory action in Texas modifies the methodology by which the regulatory agencies establish permissible monthly production allowables. Such action has generated substantial controversy, especially at the federal level, and has been labeled as being intended to reduce the total production of natural gas in order to increase natural gas prices. A recent attempt to enact a federal prohibition of these recent state proration rule initiatives was defeated, but various members of Congress and some federal regulators have declared an intent to monitor the states' actions very carefully. The Company cannot predict what effect these new prorationing regulations will have on its production and sales of natural gas.

     Certain of the Company's oil and natural gas leases are granted by the federal government and administered by various federal agencies. Such leases require compliance with detailed federal regulations and orders which regulate, among other matters, drilling and operations on these leases and calculation and disbursement of royalty payments to the federal government. The Mineral Lands Leasing Act of 1920 (the "MLLA") places limitations on the number of acres under federal leases that may be owned in any one state. Additionally, the MLLA and related regulations also may restrict a corporation from holding federal onshore oil and natural gas leases if stock of such corporation is owned by citizens of foreign countries which are not deemed reciprocal under the MLLA. Reciprocity depends, in large part, on whether the laws of the foreign jurisdiction discriminate against a United States citizen's ownership of rights to minerals in such jurisdiction. The purchase of shares in the Company by citizens of foreign countries with laws which are not deemed to be reciprocal under the MLLA could have an impact on the Company's ownership of federal leases.

     Environmental and Occupational Regulations. The Company has an engineer who also serves as an environmental compliance officer with the responsibility to implement an environmental compliance program and to monitor environmental compliance and potential environmental liabilities of the Company. Operations of the Company are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of a permit before drilling commences, limit or prohibit drilling activities on certain lands lying within wilderness or wetlands and other protected areas and impose substantial liabilities for pollution resulting from drilling operations. Such laws and regulations may also restrict air or other pollution resulting from the Company's operations. Moreover, many commentators believe that the state and federal environmental laws and regulations will become more stringent in the future. For instance, legislation has been proposed in Congress in connection with the pending reauthorization of the federal Resource Conservation and Recovery Act ("RCRA"), which would amend RCRA to reclassify oil and natural gas production wastes as "hazardous waste." If such legislation were to be enacted, it could have a significant impact on the operating costs of the Company, as well as the oil and natural gas industry in general. State initiatives to further regulate the disposal of oil and natural gas wastes are also pending in certain states and these various initiatives could have a similar impact on the Company. Management believes that compliance with current applicable environmental laws and regulations will not have a material adverse impact on the Company. However, many of these laws and regulations increase the Company's overall operating expenses, and future changes to environmental laws and regulations could have a material adverse impact on the Company.

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

     Several major regulatory changes have been implemented by FERC from 1985 to the present that affect the economics of natural gas production, transportation and sales. In addition, FERC continues to promulgate revisions to various aspects of the rules and regulations affecting those segments of the natural gas industry, most notably interstate natural gas transmission companies, which remain subject to FERC's jurisdiction. These initiatives may also affect the intrastate transportation of natural gas under certain circumstances. The stated purposes of many of these regulatory changes is to promote competition among the various sectors of the natural gas industry. The ultimate impact of these complex and overlapping rules and regulations, many of which are repeatedly subjected to judicial challenge and interpretation, cannot be predicted.

     Various rules, regulations and orders, as well as statutory provisions, may affect the price of natural gas production and the transportation and marketing of natural gas.

     No Price Controls on Liquid Hydrocarbons. In the past there have been regulations of the sales price of liquid hydrocarbons, however, there are currently no price controls on crude oil, condensate or natural gas liquids.

OPERATIONAL HAZARDS AND INSURANCE

     The Company's operations are subject to the usual hazards incident to the exploration for and production of oil and natural gas, such as blowouts, cratering, abnormally pressured formations, explosions, uncontrollable flows of oil, natural gas or well fluids into the environment, fires, pollution, releases of toxic gas and other environmental hazards and risks. These hazards can result in substantial losses to the Company due to personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage or suspension of operations.

     The Company maintains insurance of various types customary in the industry to cover its operations. The Company's insurance does not cover every potential risk associated with the drilling and production of oil and natural gas. In particular, coverage is not obtainable for certain types of environmental hazards. The occurrence of a significant adverse event, the risks of which are not fully covered by insurance, could have a material adverse effect on the Company's financial condition and results of operations. Moreover, no assurance can be given that the Company will be able to maintain adequate insurance in the future at rates it considers reasonable.

     The Company maintains levels of insurance customary in the industry to limit its financial exposure in the event of a substantial environmental claim resulting from sudden and accidental discharges; however, 100% coverage is not maintained. Unreimbursed expenditures in 1993, 1994 and 1995 were immaterial.

COMPETITION

     The Company operates in a highly competitive environment, particularly with respect to the acquisition of producing properties and proved undeveloped acreage. A number of the Company's competitors, however, have financial resources and exploration and development budgets that substantially exceed those of the Company, and may be able to pay more for desirable leases and to evaluate, bid for and purchase a greater number of properties or prospects than the financial or personnel resources of the Company permit.

EMPLOYEES

     As of May 1, 1996, the Company employed 35 full-time employees, none of which was subject to a collective bargaining agreement. The Company's professional staff includes two landmen, four geologists, three engineers, five accountants, two division order analysts and a marketing specialist. The Company considers relations with its employees to be good.

ITEM 1A. EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers and directors of the Company at March 29, 1996 are identified below. The officers serve at the pleasure of the Board of Directors. Roger G. Alexander is the son of Bob G. Alexander.


        Name             Age  Position                               Since
     ------------------  ---  -------------------------------------  -----
     Bob G. Alexander    62   President, Chief Executive Officer     1980
                               and Director

     David E. Grose      43   Vice President, Treasurer, Chief       1983
                               Financial Officer and Director

     Jim L. David        56   Executive Vice President and Director  1980

     Roger G. Alexander  41   Vice President (Land) and Director     1987

     Phillip J. Lohmann  57   Vice President (Operations)            1996

     Sue Barnard         51   Secretary                              1982

     Brian F. Egolf      46   Director                               1992

     Robert A. West      56   Director                               1994


     Bob G. Alexander, a founder of the Company, has been a director and the President and Chief Executive Officer of the Company since inception in 1980. From 1976 to 1980, Mr. Alexander was Vice President and General Manager of the Northern Division of Reserve Oil, Inc. and President of Basin Drilling Corp. (subsidiaries of Reserve Oil and Gas Company). Mr. Alexander attended the University of Oklahoma and graduated in 1959 with a bachelor of science degree in geological engineering. He has extensive experience in exploration, drilling and production in the Mid-Continent, West Texas and Gulf Coast regions and Utah for major and independent oil and natural gas companies. Professional memberships include the Independent Petroleum Association of America ("IPAA"), of which he currently serves as a member of the Executive and Economic Committees, and the Oklahoma Independent Petroleum Association ("OIPA"), of which he serves as a director, treasurer and a member of the OIPA Federal Energy Policy Task Force. He is former vice-chairman of the Natural Gas Task Force of Oklahoma and former chairman of The Commission on Natural Gas Policy.

     David E. Grose joined the Company at its inception in March 1980 as a financial accountant and served as Assistant Treasurer from October 1983 until his election in 1987 as a director and Vice President, Treasurer and Chief Financial Officer. From 1977 to 1980, he held a position in the corporate accounting department of Reserve Oil and Gas Company and was the rig accountant for Basin Drilling Corporation. Mr. Grose received a bachelor of arts degree in political science from Oklahoma State University in 1974 and a masters degree in business administration from Central State University in 1977. Professional memberships include the Petroleum Accountants Society of Oklahoma City and the IPAA. Mr. Grose formerly served on the Tax Committee of the IPAA.

     Jim L. David, a founder of the Company, has served as a director and Vice President since its inception in March 1980. In August 1987, he was elected Executive Vice President. Mr. David began his career in oil and gas exploration with Mobil Oil Corporation as an exploration and development geologist. He worked in this capacity in Shreveport, Louisiana; Corpus Christi, Texas; New Orleans, Louisiana; Denver, Colorado; and Anchorage, Alaska. From October 1973 to October 1976, Mr. David served as Alaska chief geologist and senior staff geologist for Texas International in Oklahoma City. Thereafter, he was employed as exploration manager for Reserve Oil, Inc., Northern Division, in Oklahoma City from January 1977 until formation of the Company. Mr. David graduated with a bachelor of arts degree in geology from Louisiana Tech University in 1962 and obtained a master of arts in geology from the University of Missouri in 1964. Professional memberships include the American Association of Geologists and the Oklahoma City Geological Society. Mr. David is a certified petroleum geologist.

     Roger G. Alexander, a certified petroleum landman, has served as Vice President (Land) and director of the Company since February 1987. Mr. Alexander joined the Company as a landman in August 1983 and became senior landman in August 1984. In July 1985, he was named land manager. He was employed as a landman by Texas Oil & Gas Corporation in its West Texas District, Midland, Texas, from June 1981 to August 1983. Mr. Alexander graduated with a bachelor of business administration degree, with a major in petroleum land management, from the

University of Oklahoma in 1981. Professional memberships include the American Association of Petroleum Landmen and the Oklahoma City Association of Petroleum Landmen.

     Phillip J. Lohmann was elected Vice President (Operations) in February 1996. Prior to joining the Company he served as President of Lohmann & Associates, Inc., Norman, Oklahoma, a petroleum operating and engineering consulting firm. From 1974 to 1979, Mr. Lohmann was Vice President of Jasper & Lohmann Engineering, Inc. He held several engineering positions in Oklahoma City and was the district Manager for McCulloch Oil Corporation in Bakersfield, California, from 1972 to 1974. He has extensive experience in exploration, drilling and production in the Mid-Continent, Texas and California. Mr. Lohmann graduated from the University of Oklahoma in 1962 with a bachelor of science degree in industrial engineering and is a member of the Society of Petroleum Engineers.

     Sue Barnard has served as Corporate Secretary since 1985 and director of investor relations since June 1988. Additionally, since 1986 she has served the Company in the capacities of Risk Manager and Manager of Human Resources. Ms. Barnard joined the Company in June 1982 as assistant to the Vice President -- Administration and as Assistant Corporate Secretary. Professional memberships include the American Society of Corporate Secretaries.

     Brian F. Egolf received a bachelor of arts degree in political science and history from Stanford University in 1970. Since graduation, Mr. Egolf has had an extensive career in the oil and natural gas industry. He was a director and the president of Bradmar from its inception in 1989 until the Company acquired Bradmar in March 1992. Mr. Egolf has been a general partner of The Egolf Company since its formation in 1979. The Egolf Company served as the general partner of Bradmar's predecessor, Petroleum Investments, Ltd., and served as the general partner of nine oil and natural gas drilling partnerships.

     Robert A. West, a 1961 graduate of The University of Tulsa, has had a varied career in the energy business spanning more than 30 years. Since 1973, Mr. West has owned and/or invested in various energy industry service companies including Alexander Well Services, Inc. and Beacon Fluid Services (formerly Beacon Well Services, Inc.). Since 1989, he has served as president and majority stockholder of The West Group, Inc., a vacuum transport and completion fluids service company. Mr. West's trade association memberships include the Oklahoma Independent Petroleum Association. His civic contributions include serving since 1988 in various capacities on the Board of Trustees of The University of Tulsa.


ITEM 2. PROPERTIES

     Alexander's properties are located primarily in the Anadarko Basin in Oklahoma, the Cotton Valley Trend of eastern Texas and in the Arkoma Basin in eastern Oklahoma and western Arkansas. The remainder of the Company's holdings and operations are located in the Austin Chalk Trend of central Texas, the Golden Trend of south central Oklahoma, and in Colorado, Kansas, Nebraska and Wyoming. The Company's estimated proved reserves as of December 31, 1995 consisted of approximately 99 Bcf of natural gas and 2.3 MMBbls of crude oil with an aggregate present value, before income taxes, of estimated future net revenues discounted at 10% per annum ("Present Value") of approximately $85 million based on average prices of $1.95 per Mcf and $18.40 per Bbl. Net daily production averaged 24,843 Mcf and 496 Bbls, or a total of 27,818 Mcfe in 1995, up 8% from 1994. Approximately 88% of the Company's reserves are natural gas.

     In 1995, the Company's proved reserves were estimated by Netherland Sewell & Associates, independent petroleum engineers. Approximately 31 Bcfe was reclassified from proved undeveloped to probable and possible at December 31, 1995. The Company believes this is the result of a more conservative application of engineering assumptions than used previously. Additionally, in 1995 the Company experienced approximately 11 Bcfe of additional downward reserve revisions. A significant portion of these revisions relates to certain undeveloped locations which the Company now believes is being depleted through existing proved producing properties, previously thought to be accessible only through recompletions and /or additional development drilling. As a result of these reclassifications and reserve adjustments, approximately 66% of the Company's proved reserves are classified as proved developed, an increase of 8% from 1994. See Note 14 of Notes to Consolidated Financial Statements.

PRIMARY OPERATING AREAS

     Proved reserves within the Company's primary operating areas are summarized as follows:


                                            Natural    Percent    Number
                                   Natural    Gas         of     of PDNP
                           Oil      Gas    Equivalent  Proved     and PUD
       Field              (Mbbl)   (Mmcf)   (Mmcfe)    Reserves  Locations
- ------------------------  ------   ------  ----------  --------  ---------
Anadarko Basin ........    1,556   59,514    68,850       61%       73
Cotton Valley Trend ...      215   18,863    20,153       18%       20
Arkoma Basin ..........     --     16,807    16,807       15%       18
Other (1) .............      537    3,886     7,108        6%       16


(1) Consists of proved reserves of 4.0 Bcfe located in the Austin Chalk Trend of central Texas, 2.8 Bcfe located in the Golden Trend Field in south central Oklahoma and 0.3 Bcfe located throughout the Company's other holdings.

     The table above and all other discussion of reserves contained herein excludes those reserves that are based on geologic and/or engineering data similar to that used in estimating proved reserves, but technical, contractual, economic or regulatory uncertainties preclude such reserves from being classified as proved ("probable and possible"). As of December 31, 1995, the Company had identified probable and possible locations that add another 31 Bcfe to the Company's reserve base.

     Anadarko Basin. Approximately 61% (68.9 Bcfe) of the Company's proved reserves are located in the Anadarko Basin primarily in Canadian, Kingfisher, Major and Logan counties of Oklahoma. Alexander has been operating in the Anadarko Basin since its inception. The Anadarko Basin is considered a mature natural gas producing area that is characterized by multiple producing horizons. Wells in the Anadarko Basin are completed in rocks varying in age from Pennsylvania through Cambro-Ordovician at depths ranging from 2,000 to 25,000 feet. The Company's Anadarko properties are generally spaced across 640 acres and Alexander has been actively engaged in increased density drilling in the area. As of December 31, 1995, the Company had identified 31 proved developed, nonproducing or behind pipe ("PDNP") and 42 PUD locations in the Anadarko Basin with estimated proved reserves of 23.3 Bcfe. The typical well in the Anadarko Basin inventory is expected to range from 7,500 to 15,000 feet and cost approximately $680,000 (gross) to drill and complete and have approximately 1.9 Bcfe of recoverable reserves.

     Cotton Valley Trend. Approximately 18% (20.2 Bcfe) of the Company's proved reserves are located in the Cotton Valley Trend in Harrison and Rusk counties in eastern Texas. The Company acquired its properties in the Cotton Valley as a result of the merger with ANEC, which had been operating in the area since 1985. The Cotton Valley producing formation is 1,500 to 2,000 feet thick, is located at depths of 8,500 to 10,500 feet and consists of interbedded sandstones and shales. Although the Cotton Valley consists of low permeability sandstones, numerous wells have been successfully completed with the use of hydraulic fracture stimulation. Original development in the Cotton Valley was drilled on 640 acre spacing, but production performance has revealed that wells drilled on this spacing are insufficient to adequately drain the reservoir. New studies show developing these tight sands on 80 acre spacing is necessary to recover all commercially producible reserves.

     The lowermost zone of the Cotton Valley sands, known as the Taylor Sand, was initially considered the best producing interval, having crossplot porosity from 2% to in excess of 6% and a thickness of over 100 feet. Recent completions of the upper and middle sections of the Cotton Valley formation have proved to be as productive as the Taylor Sand. Intervals to be completed are determined from a combination of electric log analysis and natural gas shows from mud logs.

     As of December 31, 1995, the Company had identified 8 PDNP and 12 PUD locations in the Cotton Valley. The typical well in this inventory is expected to cost approximately $900,000 (gross) to drill and complete and to have approximately 1.6 Bcfe of recoverable reserves.

     Arkoma Basin. Approximately 15% (16.8 Bcfe) of the Company's proved reserves are located in the Arkoma Basin in eastern Oklahoma and western Arkansas. This east-west trending basin consists of complexly faulted anticlinal and synclinal folds with parallel complex fault systems, crisscrossed by shallow Pennsylvanian age sandstone reservoirs. North-south trending reservoir sands trapped against these faults and folds result in commercial natural gas accumulations. Deep structures within the confines of the producing "fairway" produce natural gas from massive carbonates, highly fractured by structural movement.

     Natural gas is produced from several sandstone reservoirs and deep massive carbonates along the south flank of the Arkoma Basin. Most of these channel sands follow structural grain and are prolific natural gas producers when trapped by faulting. Drilling ranges from 1,000 feet for shallow Pennsylvanian age sands to over 15,000 feet for massive Arbuckle carbonates. Most of the Company's production is from the Red Oak, Cromwell, Spiro and Wapanucka sands with depths of 7,000 to 8,000 feet.

     As of December 31, 1995, the Company had identified 3 PDNP and 15 PUD locations in the Arkoma Basin. The Company has recently started to fully evaluate the Arkoma properties acquired from JMC and anticipates that numerous additional drill sites will be developed. The typical Arkoma Basin well in this inventory is expected to cost approximately $350,000 (gross) to drill and complete and have approximately 2.0 Bcfe of ultimate recoverable reserves.

OIL AND NATURAL GAS RESERVES

     The following table sets forth estimated proved reserves, the estimated future net revenues therefrom and the present value thereof as of December 31, 1995. The proved reserves are based upon the Estimate of Reserves and Future Revenue to the Alexander Interest in Certain Oil and Gas Properties as of December 31, 1995 of Netherland, Sewell & Associates, Inc. The calculations used in preparation of such report was prepared using standard geological and engineering methods generally accepted by the petroleum industry and in accordance with SEC guidelines (as described in the notes below). These correspond with the method used in presenting the supplemental information on oil and gas operations in the Notes to the Consolidated Financial Statements of the Company, except that income taxes otherwise attributable to such future net revenues have been disregarded in the presentation below. For supplemental disclosure of the estimated net quantities of oil and natural gas reserves, see
Note 14 of Notes to Consolidated Financial Statements of the Company.



                                                    Natural    Pretax
                                         Natural      Gas     Future Net
                                  Oil      Gas     Equivalent   Revenue   Present Value
                                (MBbls)   (Bcf)      (Bcfe)    (M$) (1)       (M$)
                                -------  -------  ----------  ----------  -------------
Proved Reserves .............    2,308     99.1      112.9     $142,983     $ 85,448
Proved Developed Reserves ...    1,216     66.7       74.0     $ 97,630     $ 61,374

- ---------
(1) Estimated future net revenue represents estimated future gross revenues to be generated from the production of proved reserves, net of estimated production and future development costs, using costs and prices in effect as of December 31, 1995. In certain circumstances, the actual natural gas price received was less than the December 31, 1995 contract price, in which case the lower actual price was used. These prices were not changed except where different prices were fixed and determinable from applicable contracts. These assumptions yield average prices of $1.95 per Mcf of natural gas and $18.40 per Bbl of oil over the life of the properties. The amounts shown do not give effect to non-property related expenses such as general and administrative expenses, debt service and future income tax expense or to depreciation, depletion and amortization.

     No estimates of the Company's proved reserves have been included in reports to any federal agency other than the Commission.

     The prices used in calculating the estimated future net revenues attributable to proved reserves do not necessarily reflect market prices for oil and natural gas production subsequent to December 31, 1995. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Prices and Production Volumes." There can be no assurance that all of the proved reserves will be produced and sold within the periods indicated, that the assumed prices will be realized or that existing contracts will be honored or judicially enforced.

     The process of estimating oil and natural gas reserves contains numerous inherent uncertainties and requires significant subjective decisions in the evaluation of available geological, engineering and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history and viability of production under varying economic conditions. Consequently, reserve estimates are often materially different from the quantities of oil and natural gas that are ultimately recovered, and material revisions to existing reserve estimates may occur in the future. See Note 14 of Notes to Consolidated Financial Statements.

PRODUCTION, PRICE AND COST HISTORY

     The following tables set forth certain historical information concerning the Company's oil and natural gas production and prices, net of all royalties, overriding royalties, and other third party interests.


                                                 Years ended December 31,
                                            ------------------------------------
                                               1993         1994          1995
                                            ----------   ----------   ----------
Average net daily production:
   Oil (Bbls) ...........................          776          614          496
   Natural gas (Mcf) ....................       17,348       22,057       24,843
   Natural gas equivalent (Mcfe) ........       22,004       25,741       27,818

Average sales price:
   Oil (Per Bbl) ........................   $    16.99   $    15.44   $    16.57
   Natural gas (Per Mcf) ................         2.04         1.73         1.50
   Natural gas equivalent (Per Mcfe) ....         2.20         1.85         1.64

Average net production cost
   per Mcfe(1) ..........................   $      .66   $      .65   $      .60

- ---------
(1) Production cost consists of lease operating expenses and production taxes.

DRILLING ACTIVITIES

     In each of the years ended December 31, 1993, 1994 and 1995, the Company incurred net exploration and development costs of $11.3 million, $12.3 million and $3.3 million, respectively. The following table sets forth the Company's historical drilling activities for each of the years ended December 31, 1993, 1994 and 1995:

                                         Year ended December 31,
                           -----------------------------------------------------
                                1993                1994              1995
                           ---------------    ----------------   ---------------
                           Gross      Net     Gross      Net     Gross      Net
                           -----    ------    -----     ------   -----     -----
Development:
 Oil .................      12       3.431       7        .998      3       .714
 Gas .................      17       5.967      22       7.320      2      1.520
 Non-productive ......       1       1.000       4       2.155      3      1.823
                            --      ------      --      ------      -      -----
  Total ..............      30      10.398      33      10.473      8      4.057

Exploratory:
 Oil .................       1        .247       0        .000      0       .000
 Gas .................       0        .000       0        .000      0       .000
 Non-productive ......       0        .000       2       1.495      1       .978
                            --      ------      --      ------      -      -----
  Total ..............       1        .247       2       1.495      1       .978

- ---------

     The table above only reflects those interests attributable to the Company either through direct working interests or through the Company's proportionate share of its partnership's participation; i.e., the interests shown do not include overriding royalty interests, carried working interests, reversionary interests or partners' proportionate share of participation.

PRODUCTIVE WELLS AND ACREAGE

     The following table reflects the wells and acreage in which the Company owned a working interest, directly or indirectly, as of December 31, 1995. The table shows producing oil (including casinghead natural gas) and natural gas wells, including shut-in oil and natural gas wells capable of producing natural gas which are (i) awaiting the construction or completion of natural gas plants or gathering facilities, (ii) shut-in until sufficient reserves of natural gas are established to justify construction of such facilities or (iii) shut-in due to the absence of a market. The table does not include 84 gross wells in that the Company has a revenue interest other than as a working interest owner. The Company additionally owns overriding royalty interests or other revenue interests in approximately 218 of the gross wells reflected below.

                          Producing Wells                                     Shut-In Wells
            -------------------------------------------            ---------------------------------------------
                    Oil                   Gas                               Oil                     Gas
            -------------------  ----------------------            ----------------------  ---------------------
State       Gross      Net          Gross        Net               Gross        Net           Gross       Net
- -----       -----  ------------  ------------  --------            -----  ---------------  -----------  --------
Arkansas      ---           ---            35   11.5356              ---             ---             8    2.6192
Colorado        8         .0094           ---       ---              ---             ---           ---       ---
Kansas          6        3.2820             2     .0089              ---             ---           ---       ---
Nebraska        3         .0116           ---       ---              ---             ---           ---       ---
Oklahoma      243       96.3108           363  142.4220               25          12.8496           25    9.9334
Texas          15        4.4858            26   12.3947              ---              ---            2     .1888
Wyoming         2         .0020             4     .0004              ---              ---            1     .0001
            -----      --------         ------  --------            -----         -------            -   --------
Totals        277      104.1016           430  166.3616               25          12.8496           36   12.7415


                        Developed Acreage                                      Undeveloped Acreage
                   --------------------------                             ----------------------------
State                 Gross          Net                                        Gross          Net
- -----              ------------  ------------                             ---------------  -----------
Arkansas                 18,431         6,281                                       1,144           68
Colorado                    440             1                                         ---          ---
Kansas                      798           192                                         ---          ---
Nebraska                    360             1                                         ---          ---
Oklahoma                206,633        68,057                                       9,559        5,121
Texas                    12,585         5,120                                       1,275          810
Wyoming                     440             1                                       -----        -----
                   ------------  ------------                             ---------------  -----------
Totals                  182,938        61,222                                      11,978        5,998

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

TITLE TO PROPERTIES

     Substantially all of the Company's property interests are held pursuant to leases from third parties. Title to properties is subject to royalty, overriding royalty, carried, net profits, working and other similar interests and contractual arrangements customary in the oil and natural gas industry, liens incident to operating agreements, liens relating to amounts owed to the operator, liens for current taxes not yet due and other encumbrances. The Company believes that such burdens neither materially detract from the value of such properties nor from the respective interests therein, or materially interfere with their use in the operation of the business.

OFFICE FACILITIES

     The Company owns a 19,000 square foot office building located at 701 Cedar Lake Boulevard, Oklahoma City, Oklahoma where it maintains its corporate headquarters. In August 1994, the Company purchased approximately 1.5 acres adjacent to its corporate headquarters for $216,000.


ITEM 3. LEGAL PROCEEDINGS

     A petition was filed in Oklahoma County District Court on July 25, 1995, against the Company and its directors by Bill V. Dean and Elliott Associates, L.P. ("Elliott"). The suit purported to be a derivative action on behalf of the Company against the Board of Directors for breach of fiduciary duties in enacting a share rights plan, approving certain severance contracts and policy, and proposing the Senior Note Offering. No damages are being sought against the Company. The suit asks that the Company's share rights plan and severance contracts and policy be invalidated, seeks an injunction against the Company's Senior Note Offering and requests damages to the Company from the directors in excess of $10,000. In August 1995, the Company elected to defer its proposed Senior Note Offering. The Company filed a motion to dismiss which was granted by the court in 1995 dismissing Elliott as plaintiff. The court granted Elliott leave to file an amended petition. Elliott declined to file an amended petition and is appealing its dismissal to the Oklahoma Court of Appeals. The Company and its directors have filed their answer denying all allegations. The suit is currently in discovery. The Company believes the derivative action is without merit and will vigorously defend against this action.

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

                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the NASDAQ National Market System under the symbol "AEOK." The following table sets forth the high and low closing sales price for each of the periods indicated as quoted by NASDAQ.




      QUARTER ENDED                                              HIGH     LOW
      -------------                                             -------  ------

      1994
        March 31 .........................................      5  7/8    4  7/8
        June 30 ..........................................      5  1/4    4  3/8
        September 30 .....................................      5  1/2    4  1/2
        December 31  .....................................      6  7/8    4  1/2

      1995
        March 31  ........................................      6  3/4    4  3/8
        June 30  .........................................      5  5/16   3  5/8
        September 30  ....................................      5         4
        December 31 ......................................      4  5/8    3  3/8

      1996
        March 31  ........................................      4 13/16   3  3/8

  As of May 6, 1996, there were 1,939 stockholders of record.


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

Well
- ----
Celsor 10-1
Celsor 10-2                 0.03768520     0.02997890     0.02997890
Cimarron
Clinton 31-13               0.24129407     0.19147800
Clouse 5-2

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected historical financial data with respect to the Company for each of the five years in the period ended December 31, 1995. The financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and notes thereto of the Company.

                                                            Years ended December 31,
                                                      --------------------------------------------
                                                        1991   1992(1)    1993    1994(2)   1995
                                                      -------  -------   ------   -------  -------
                                                         (in thousands, except per share data)

Statement of Operations Data:
  Revenues:
   Oil and natural gas sales ........................   $8,942  $13,107  $17,708  $17,390  $16,599
   Well operator and management fees ................    2,116    2,663    2,668    2,615    2,642
   Marketing fees, interest and other ...............      554      247    1,533      678      371
   Total revenues ...................................   11,612   16,017   21,909   20,683   19,612
  Costs and expenses:
   Oil and natural gas operating expenses ...........    3,493    4,617    5,299    6,135    6,107
   Amortization and depreciation ....................    3,557    4,583    5,762    7,246    9,252
   Provision for impairment of oil and gas properties      ---      ---      ---      ---    2,300
   General and administrative expenses ..............    2,779    3,241    3,879    4,034    3,442
   Interest expense .................................    2,388    3,029    2,063    2,396    3,961
   Nonrecurring expenses (3) ........................      ---      ---      ---    3,166      752
  Provision (credit) for income taxes ...............      275        5    2,331      ---  (1,744)
  Income (loss) before discontinued operations,
    extraordinary items and cumulative effect
    of change in accounting for income taxes ........    (880)      542    2,575  (2,294)  (4,459)
  Net income (loss) applicable to common stock (4) ..  (1,006)    (300)    2,453  (1,242)  (4,459)
  Income (loss) before discontinued operations,
   extraordinary items and cumulative effect of
   change in accounting for income taxes per
   common and common equivalent share ...............    (.22)      .07      .25    (.19)    (.36)
  Net income (loss) per common and
   common equivalent share ..........................    (.22)    (.06)      .24    (.10)    (.36)


                                                            December 31,
                                         ------------------------------------------------
                                          1991     1992      1993       1994     1995
                                         -------  -------  --------    -------  -------
                                                         (in thousands)
BALANCE SHEET DATA:
 Net properties and equipment ............ $43,639  $56,332   $66,504    $91,545  $84,156
 Total assets ............................  52,024   65,832    75,769     99,814   91,867
 Current portion of long-term debt .......   1,607    3,654     1,037      1,016    4,162
 Long-term debt, net of current portion ..  23,034   24,194    16,764     46,514   44,354
 Total stockholders' equity ..............  14,397   17,644    34,351     34,225   30,628

- ---------

     (1) Includes the acquisition of Bradmar, which was consummated on March 18, 1992.

     (2) Includes the JMC acquisition which occurred in November 1994.  See
Note 2 of Notes to Consolidated Financial Statements.

     (3) Includes $2.4 million and $734,000 in 1994 of costs related to the merger with ANEC and costs to settle litigation against ANEC, respectively, as discussed in Notes 2 and 10 of Notes to Consolidated Financial Statements. Includes $300,000 and $452,000 in 1995 of abandoned merger costs and terminated Senior Note Offering expenses, respectively, as discussed in Note 10 of Notes to Consolidated Financial Statements.

     (4) Includes (a) a loss from discontinued operations of $681,000 in 1992,
(b) a loss from an extraordinary item of $510,000, net of income taxes associated with the early extinguishment of debt in 1993, and (c) a gain from an extraordinary item of $1.1 million associated with the extinguishment of a long-term obligation in 1994. Also includes the cumulative effect of adopting SFAS 109, "Accounting For Income Taxes," the effect of which was to increase net income by $425,000 in 1993. See Notes 1 and 12 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company follows the full cost method of accounting for its oil and natural gas properties. Under such method, the net book value of such properties, less related deferred income taxes, may not exceed a calculated "ceiling." The ceiling is the estimated after-tax future net revenues from proved oil and natural gas properties, discounted at 10% per annum plus the lower of cost or fair market value of unproved properties. In calculating future net revenues, prices and costs in effect at the time of the calculation are held constant indefinitely, except for changes which are fixed and determinable by existing contracts. The net book value is compared to the ceiling on a quarterly basis. The excess, if any, of the net book value above the ceiling is required to be written off as an expense. In the fourth quarter of 1995, the Company recognized a writedown of its net book value of oil and gas properties in excess of the ceiling of $2.3 million ($2.0 million, net of the deferred tax credit). See Notes 1, 11 and 14 of Notes to Consolidated Financial Statements. Under the Securities and Exchange Commission's full cost accounting rules, any write-off recorded may not be reversed even though higher oil and natural gas prices may increase the ceiling applicable to future periods. There is no assurance that future oil and gas reserve volume or product price decreases will not result in additional reductions in the net book value of the oil and gas properties of the Company.

     The Company records natural gas sales on the entitlement method, recognizing only its net share of production as revenues. Any amount received in excess of the Company's revenue interest is recorded as a natural gas balancing liability and conversely any deficiency is recorded as a natural gas balancing asset. The Company has also received non-interest bearing prepayments on future natural gas production which provide for recoupment, most of which are refundable upon the earlier of the end of the productive life of the respective well or expiration of the natural gas purchase contract. The natural gas prepayments will be recognized as revenue when, and if, the natural gas is delivered.

     Amortization of oil and natural gas properties is computed using a unit of revenue method based on current gross revenues from production in relation to estimated future gross revenues from production of proved oil and natural gas reserves. The amortization rates for future periods will increase or decrease corresponding with the fluctuations in oil and natural gas prices, reserve volumes and production.

     To manage its acquisition, exploitation and drilling activities, the Company maintains a professional staff of geologists, engineers, landmen and others. Although maintaining such staff increases general and administrative expenses on an absolute basis, the Company's experienced technical staff has been a key to its ability to generate sufficient drilling prospects and exploitation opportunities to replace produced reserves. By managing operations for a substantial number of its wells, the Company has been able to maintain efficiencies in operations as well as obtain operator and management fees which offset the majority of its general and administrative expenses.

RESULTS OF OPERATIONS

     Total Revenues; Oil and Gas Sales. Total revenues decreased for 1995 compared to 1994. The decrease in total revenues was comprised of decreased oil and natural gas sales, a slight increase in well operator reimbursements and decreased other revenues. The decreased oil and natural gas sales are attributable to lower oil production and a decrease in product price for natural gas offset by increased oil prices and higher production volumes for natural gas as a result of the wells drilled during 1994 and 1995 and the producing gas properties acquired from the JMC Acquisition in November 1994.

     Oil revenues decreased by 13% due to a 19% decrease in production quantities partially offset by a 7% increase in the average price per Bbl of production for the year ended December 31, 1995 as compared to 1994. Natural gas revenues decreased by 2% due to a 13% decrease in the average price per Mcf of natural gas produced for the year ended December 31, 1995 as compared to 1994, offset by a 13% increase in production quantities.

     Total revenues decreased for 1994 compared to 1993. The decrease in total revenues consisted of decreased oil and natural gas sales and a nonrecurring item in other revenues in 1993 of approximately $1.25 million from the proceeds of settlement of a lawsuit. The decrease in oil and natural gas sales was due to lower product prices, partially offset by higher production volumes of natural gas attributable to wells drilled in 1994.

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

     Well Operator and Management Fees. Well operator and management fees reflect a slight increase for the year ended December 31, 1995 compared to the same period in 1994. This slight increase is attributable to the inclusion of the JMC Acquisition operated properties for a full year in 1995, as the JMC Acquisition closed in mid November 1994, offset by the sale of certain operated properties in the latter half of 1995. Included in the 1995 management fees were reimbursements of overhead expense of $10,000 per month from each of the AEJH 1987 and AEJH 1989 Limited Partnerships.

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

     Marketing Fees, Interest and Other Revenues. The 19% increase in interest and other revenue (excluding the gains from the Company's sale of other property and equipment of approximately $130,000 and the finalization and termination of a take-or-pay contract of approximately $235,000 in 1994) during the year ended December 31, 1995 compared to 1994 resulted from additional interest income on invested cash and increased marketing fees for both oil and natural gas.

     The increase in interest and other revenue (excluding the settlement of a lawsuit of approximately $1.25 million in 1993) during the year December 31, 1994 compared to 1993 resulted from gains on the sale of real estate and the settlement of a take-or-pay contract recorded as deferred revenue in 1993.

     Oil and Gas Prices. Oil prices received by the Company increased 7% during 1995, resulting in an average price of $16.57 per Bbl compared to the average price per Bbl of $15.44 for 1994. Revenues and operating results for future periods will continue to be impacted by price fluctuations which are largely influenced by market conditions and the quantity of the oil sold by OPEC.

     During 1995, the Company experienced a decrease in natural gas prices. In recent years, the Company has sold much of its natural gas under short-term (typically month-to-month) contracts. Natural gas prices received by the Company decreased 13% during 1995, resulting in an average price of $1.50 per Mcf compared to an average price per Mcf of $1.73 for 1994. Future sales prices will be dependent upon the future supply and demand of natural gas in the market and the quantities of gas sold under short-term contracts as opposed to quantities sold under long-term contracts, which currently command higher prices. The Company does however, expect an increase in the price of natural gas for the first quarter and possibly the second quarter of 1996 compared to comparable periods in 1995.

     Oil prices received by the Company decreased 9% during 1994, resulting in an average price of $15.44 per Bbl compared to the average price per Bbl of $16.99 for 1993. Average gas price received by the Company during 1994 was $1.73 per Mcf, a decrease of 15% compared to an average gas price received in 1993 of $2.04 per Mcf.

     Oil and Gas Production. Production and average prices received per Bbl and Mcf for each of the last three years are as follows:

                                               Years ended December 31,
                                       -----------------------------------------
                                         1993            1994             1995
                                       ---------       ---------       ---------
Crude Oil:
  Production (Bbls) ............         283,190         224,230         181,022
  Average price per Bbl ........          $16.99          $15.44          $16.57
Natural Gas:
  Production (Mcf) .............       6,332,015       8,050,688       9,067,588
  Average price per Mcf ........           $2.04           $1.73           $1.50


     Oil and natural gas production volumes for 1995 on an Mcf equivalent
(Mcfe) basis exceeded such volumes for the same period in 1994 by 8% and oil and natural gas production volumes for 1994 on an Mcfe equivalent basis exceeded such volumes for 1993 by 17%. These increases in production were from participation in new wells drilled over the past three years through the Company and the AEJH 1985 and AEJH 1989 Limited Partnerships, from recompletions in the Cotton Valley properties in 1994 by the Company and from production on properties acquired in the JMC Acquisition after closing in mid November 1994. Although the Company experienced some curtailments of gas production, these curtailments have not been material. The curtailments were primarily attributable to excess supply and price competitiveness with oil. There can be no assurance that the Company will not experience future curtailments.

     Oil and natural gas production volumes for the year ended December 31, 1996 are expected to be lower than 1995. This expected decrease is primarily attributable to a decrease in development activities in 1995 compared to such activities in 1993 and 1994.

     Total Expenses; Oil and Gas Operating Expenses. Total costs and expenses increased for 1995 compared to 1994 due in part to nonrecurring expenses, an increase in interest expense, depreciation and amortization expense and a provision for impairment of oil and gas properties. Oil and gas operating expenses remained fairly constant for 1995 compared to 1994. The Company recognized additional operating expenses attributable to a greater number of producing wells and workovers in the first half of 1995, offset by reduced operating expenses attributable to the sale of certain producing properties during the third quarter of 1995 and reduced remedial workovers performed during the latter half of the year. Oil and gas operating expenses continue to decrease on an Mcfe basis to $.60 for 1995, compared to $.65 per Mcfe for 1994 and $.66 per Mcfe for 1993.

     Oil and gas operating expenses increased for 1994 compared to 1993, due to additional operating expenses attributable to a greater number of producing wells, which were drilled and completed during 1994 and the latter part of 1993 and due to workover costs performed on certain properties in 1994.

     Amortization and Depreciation. The oil and gas property amortization and depreciation rate per dollar of oil and gas sales for 1995 increased to $.55 compared to $.41 for 1994. The increased rate for 1995 was due principally to the decreased estimated future gross revenues resulting from the decreased oil and gas reserve volumes in 1995 as a result of downward revisions to previous reserve estimates. The amortization and depreciation rates for future periods will increase or decrease corresponding with the fluctuations in oil and gas prices, reserve volumes and production.

     The oil and gas property amortization and depreciation rate per dollar of oil and gas sales for 1994 increased to $.41 compared to $.32 for 1993. The increased rate for 1994 was due to the decreased estimated future gross revenues resulting from lower product prices in 1994.

     Impairment of Oil and Gas Properties. As of December 31, 1995, the Company's net book value of oil and gas properties exceeded the ceiling limitations prescribed under the full cost method of accounting for oil and gas properties. Accordingly, a provision was recognized in the fourth quarter of 1995 of $2.3 million ($2.0 million, net of the deferred tax credit). The provision for impairment is primarily attributable to declines in estimated reserves due to downward revisions to reserve estimates (see Note 14 of Notes to Consolidated Financial Statements).

     General and Administrative Expenses. General and administrative expenses decreased 15% for 1995 compared to 1994. This decrease was primarily related to fewer personnel for 1995 compared to 1994, as 1994 included personnel and other general and administrative expenses of ANEC, most of which were not retained following the merger in July 1994. Well operator and management fees offset 77% of general and administrative expenses during 1995 compared to 65% during 1994.

     General and administrative expenses increased for 1994 compared to 1993. This increase was primarily related to management bonuses and increased personnel costs associated with the Company's growth. Well operator and management fees offset 65% of general and administrative expenses during 1994 compared to 69% during 1993.

     Interest Expense. Interest expense increased for 1995 compared to 1994 due to the amount of outstanding borrowings for the twelve-month period ended December 31, 1995, as compared to 1994 due principally to the JMC Acquisition, which closed mid November 1994. At December 31, 1995, the Company's credit facility bore interest at LIBOR plus 1.5% (a rate of 7.3125%). As discussed under Liquidity and Capital Resources --- Long Term Debt; the Company's outstanding borrowings under certain long-term debt agreements will bear interest at rates higher than the 1995 rates due to modifications to such agreements in May 1996.

     Interest expense increased for 1994 compared to 1993 due to an increase in the outstanding borrowings associated with property development and the JMC Acquisition.

     Nonrecurring Expenses. On May 10, 1995, the Company announced the termination of discussions regarding the possible outstanding merger with Abraxas and, accordingly, expensed $300,000 of related costs. In August 1995, the Company postponed the Senior Note Offering and subsequent thereto expensed $452,000 of related costs.

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

     Taxes. As a result of the Company's and ANEC's secondary public offerings in 1993, both entities had an ownership change pursuant to Section 382 of the Internal Revenue Code. In 1995, the Company recorded a tax credit of $1.7 million on pretax loss of $6.2 million, an effective rate of 28%. This credit was less than the combined statutory federal and state rates due to the estimated timing of future taxable temporary differences and limitations on the utilization of the company's net operating loss and statutory depletion carryforwards as discussed below. In 1994, the Company's provision for income taxes approximates statutory rates after considering permanent differences. In 1993, the Company sustained a nonrecurring non-cash charge to operations of $1.2 million due to an increase in the valuation allowance associated with the change in ownership in the first quarter of 1993 discussed above. The Company also recorded a deferred tax provision of approximately $1.1 million on pretax income of $4.9 million, representing an effective rate of 23%. The lower tax rate for 1993 was primarily attributable to the reduction of a valuation allowance previously established on pre-acquisition net operating loss carryforwards of ANEC.

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

     Historically, the Company has funded its capital requirements through cash flow from operations, bank borrowings, various carried interest arrangements (whereby other parties paid a portion of the Company's share of costs) and equity sales. The Company's capital resources available to fund capital requirements consist primarily of cash flow from operations, not otherwise used to retire outstanding long-term debt. As of March 1996, the Company has capital expenditure commitments of approximately $1.6 million, which the Company believes can be funded through cash flow from operations. The Company's capital expenditure budget for 1996 is approximately $13 million, substantially all of which represents the development of Company proved undeveloped locations. Substantially all of the budget amount in excess of that expected to be available from operations, after debt service, will have to be funded through various financing alternatives, including equity sales, debt offerings, and/or non-key property sales. Proceeds from the financing alternatives will have to be sufficient in amount to also retire the Company's outstanding term note with a bank, which has a balance at December 31, 1995 of $11.0 million. See Note 4 of Notes to Consolidated Financial Statements. The Company believes it has the capability of executing such financing alternatives on a timely basis; however, there are no assurances of that. The Company may defer budgeted expenditures to future periods. Deferral of the budgeted capital expenditures may cause a delay in the realization of undeveloped oil and gas reserves.

     Cash Flows. In 1995, the Company's net cash provided by operating activities was $3.4 million, compared to $1.5 million for the year ended December 31, 1994. This increase was primarily attributable to the decrease in nonrecurring and litigation expenses of $2.4 million, reduced general and administrative expenses of $592,000, an increase of $1.1 million due to net changes in operating assets and liabilities, partially offset by reduced oil and gas sales of $791,000 and increased interest expense of $1.6 million. The changes in operating assets and liabilities were primarily attributable to the reduced oil and gas property development at December 31, 1995 compared with 1994 and events in 1994, explained below, which did not recur in 1995. At December 31, 1995, the Company had a $3.5 million net gas balancing and gas prepayment liability attributable to 2.5 Bcf of natural gas production in excess of the Company's entitled natural gas volumes. The majority of the excess sales are from properties that have gas balancing agreements which provide for recoupments by the underproduced owners from 25% of volumes attributable to the Company's interest. Additionally, most gas prepayments are refundable upon the end of the productive life of the respective wells. At December 31, 1995, approximately $1.6 million are classified as due within one year.

     Net cash used by investing activities in 1995 decreased by $28.1 million to $4.2 million due primarily to reduced oil and gas property acquisitions and development offset by reduced proceeds from property sales.

     Net cash provided by financing activities in 1995 decreased by $28.9 million to $1.4 million due primarily to reduced long-term debt borrowings in 1995 compared to 1994.

     In 1994, the Company's cash provided by operating activities was $1.5 million compared to $12.1 million for the year ended December 31, 1993. This decrease was primarily attributable to $3.2 million of nonrecurring expenses associated with the ANEC merger and the settlement of ANEC litigation, the nonrecurrence of the 1993 $1.25 million gas contract settlement proceeds and the net change in assets and liabilities resulting from operating activities of $4.8 million. The $4.8 million net change in assets and liabilities resulting from operating activities in 1994 is the result of reduced drilling activities, the availability of additional borrowing capacity associated with the new credit facility and the nonrecurrence of a natural gas prepayment agreement at December 31, 1994, compared with December 31, 1993, all of which caused a reduction in accounts payable, oil and gas proceeds due others and other liabilities at December 31, 1994 compared with the related balances at December 31, 1993.

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

     At December 31, 1995, the Company had a working capital deficit of $6.5 million and had no availability under its revolving line of credit. See "General" above and "Long Term Debt" below.

     Long Term Debt. At December 31, 1995, the Company had $44.0 million outstanding under its revolving credit facility with a bank. Subsequent to December 31, 1995, the lender reduced the borrowing base to $33.0 million, effective to December 31, 1995, requiring the $11.0 million excess borrowings to be converted to a term note. In May 1996, the Company amended the credit agreement (the "Amended Agreement"). Under the Amended Agreement, the term note requires, among other things, monthly payments of principal of $350,000 plus interest, beginning effective April 1996, through its maturity date of April 1, 1997 at which time remaining unpaid principal and interest become due. The term note will bear interest at the prime rate plus 3% (an aggregate rate of 11.25% at March 31, 1996) through October 15, 1996 and the prime rate plus 4% thereafter.

     The borrowings associated with the revolving credit facility cannot exceed the borrowing base, which relates to the Company's oil and gas reserve base. The borrowing base is subject to semi annual redeterminations each April and October until April 1, 1997, at which time the borrowing base is reduced quarterly by 1/16th through December 31, 2000. The revolving credit facility interest rate (7.3125% at December 31, 1995) will also increase, under the Amended Agreement, beginning effective April 1996. All of the borrowings outstanding with this lender, under the Amended Agreement, are secured by a first and prior lien on substantially all of the Company's assets.

     In May 1996, the Company obtained a waiver from the lender for certain events of noncompliance with the credit agreement. In connection with the Amended Agreement, the lender also reduced the minimum requirements related to certain financial covenants. The Company expects to be able to comply with the amended financial requirements in future periods.

     At December 31, 1995, the Company also had $3.0 million outstanding under a term note with a stockholder which contains various financial covenants. In May 1996, the Company obtained a waiver through April 1, 1997 from the stockholder for noncompliance with certain covenants. Under the waiver, the Company is required to make its scheduled principal payment of $1.0 million in June 1996. The Stockholder may, at its sole discretion, require the remaining $2 million of unpaid principal and accumulated interest due anytime after April 1, 1997. The Company also secured the stockholder loan on an equal basis with the bank debt discussed above and agreed to liquidate and distribute the assets of the AEJH 1985, AEJH 1987 and AEJH 1989 Limited Partnerships. See Note 4 of Notes to Consolidated Financial Statements.

     Future Events. On January 2, 1996, the Company announced that it had signed a letter of intent providing for a combination of National Energy Group, Inc. ("NEG") and the Company. Under terms of the letter of intent as extended, the Company and NEG had until April 30, 1996 to complete their due diligence investigations and attempt to reach a definitive agreement on the terms of a transaction. On May 6, 1996 the Company announced that the Company and NEG had not reached agreement on the terms of a definitive merger agreement by the April 30, 1996 standstill deadline; however, both companies are continuing to negotiate. NEG is an independent oil and gas company with 1995 revenues of approximately $7.9 million.

     The Company has recently focused its current efforts on the due diligence process. Accordingly, the development of proved undeveloped locations in 1996 may be temporarily delayed due to the above-mentioned factors; however the Company believes it can accomplish this development program, subject to obtaining financing on a timely basis, in the last half of 1996 after a determination is made whether or not to pursue the combination. See "General" above.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                         PAGE
                                                         ----
ALEXANDER ENERGY CORPORATION

REPORTS OF INDEPENDENT AUDITORS .......................   F-1

CONSOLIDATED BALANCE SHEETS ...........................   F-3

CONSOLIDATED STATEMENTS OF OPERATIONS .................   F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY .......   F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS .................   F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ............   F-8

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Stockholders
Alexander Energy Corporation

We have audited the accompanying consolidated balance sheets of Alexander Energy Corporation as of December 31, 1994 and 1995 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the 1994 and 1995 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alexander Energy Corporation at December 31, 1994 and 1995 and the consolidated results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

We previously audited and reported on the consolidated statements of operations, stockholders' equity, and cash flows of Alexander Energy Corporation for the year ended December 31, 1993, prior to the 1994 restatement for the pooling of interests as described in Note 2. The contribution of Alexander Energy Corporation to total revenues and net income represented 65% and 50% of the respective restated totals. Financial statements of the other pooled company included in the 1993 restated consolidated statements were audited and reported on separately by other auditors. We also have audited, as to combination only, the consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1993 after restatement for the 1994 pooling of interests; in our opinion, such 1993 consolidated financial statements have been properly combined on the basis described in Note 2 to the consolidated financial statements.

As discussed in Note 1 to the consolidated financial statements, in 1993 the Company changed its method of accounting for income taxes.




                                                 ERNST & YOUNG LLP

Oklahoma City, Oklahoma
March 30, 1996, except Notes 4 and 13
for which the date is May 10, 1996

                       REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Stockholders
American Natural Energy Corporation

     We have audited the consolidated balance sheet of American Natural Energy Corporation and Subsidiaries as of December 31, 1993 (not included herein) and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1993. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Natural Energy Corporation and Subsidiaries as of December 31, 1993 and the consolidated results of their operations and their cash flows for the year ended December 31, 1993, in conformity with generally accepted accounting principles.

     As discussed in Notes 2 and 4 of the Company's 1993 financial statements, the Company changed its method of accounting for its oil and gas properties and income taxes.



                                        COOPERS & LYBRAND

Tulsa, Oklahoma
February 22, 1994

                          ALEXANDER ENERGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1994 AND 1995




                                ASSETS (Note 4)
                                                                             1994             1995
                                                                         -------------    -------------
Current assets:
 Cash and cash equivalents ...........................................   $     792,752    $   1,451,983
 Accounts receivable:
  Joint interest operations and other:
   Limited partnerships and other related parties (Note 3) ...........         271,617          299,374
   Others ............................................................       1,877,781          602,265
  Oil and gas sales ..................................................       3,252,954        3,291,252
 Supply inventories, at lower of cost or market ......................         306,653          370,057
 Prepaid expenses and other ..........................................         145,102          158,032
                                                                         -------------    -------------
     Total current assets ............................................       6,646,859        6,172,963

Properties and equipment, at cost (Note 11):
 Oil and gas properties, based on full cost accounting:
   Properties subject to amortization ................................     126,490,676      130,833,467
   Unproved properties not being amortized ...........................         991,652          734,757
                                                                         -------------    -------------
                                                                           127,482,328      131,568,224
 Other properties and equipment ......................................       2,392,986        2,450,669
                                                                         -------------    -------------
                                                                           129,875,314      134,018,893
   Less accumulated amortization, depreciation and impairment ........      38,330,143       49,863,075
                                                                         -------------    -------------
     Net properties and equipment ....................................      91,545,171       84,155,818

Notes receivable from related parties, gas balancing receivables,
 deferred charges and other assets, at cost (Note 3) .................       1,622,105        1,537,917
                                                                         -------------    -------------

                                                                         $  99,814,135    $  91,866,698
                                                                         =============    =============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable:
  Trade ..............................................................   $   6,589,976    $   2,723,334
  Limited partnerships and other related parties (Note 3) ............         181,492           29,316
 Gas balancing, deferred revenue and oil and gas proceeds:
  Limited partnerships (Note 3) ......................................         765,150          592,094
  Others .............................................................       3,675,130        5,160,770
Long-term debt due within one year (Note 4):
 Stockholder .........................................................       1,000,000        1,000,000
 Others ..............................................................          16,253        3,162,475
                                                                         -------------    -------------
     Total current liabilities .......................................      12,228,001       12,667,989

Long-term debt due after one year (Note 4):
 Stockholder .........................................................       3,000,000        2,000,000
 Others ..............................................................      42,588,280       41,426,018

Non-recourse debt (Note 5) ...........................................         925,452          924,967

Gas balancing and other noncurrent liabilities .......................       4,047,859        3,163,282

Deferred income taxes (Note 6) .......................................       2,800,000        1,056,000

Commitments and contingencies (Note 7)

Stockholders' equity (Notes 2, 4 and 8):
 Preferred stock - $.01 par value; 2,000,000 shares authorized;
  none issued and outstanding ........................................              --               --
 Common stock - $.03 par value; 20,000,000 and 50,000,000 shares authorized in 1994 and 1995, respectively;
  issued -- 12,271,563 in 1994 and 12,451,605 in 1995 ................         368,147          373,548
 Paid-in capital .....................................................      39,405,383       40,262,808
 Accumulated deficit .................................................      (5,548,987)     (10,007,914)
                                                                         -------------    -------------
     Total stockholders' equity ......................................      34,224,543       30,628,442
                                                                         -------------    -------------

                                                                         $  99,814,135    $  91,866,698
                                                                         =============    =============


                            See accompanying notes.

                          ALEXANDER ENERGY CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             Years ended December 31,
                                                                     --------------------------------------------
                                                                         1993            1994            1995
                                                                     ------------    ------------    ------------
Revenues:
 Oil and gas sales (Note 9) ......................................   $ 17,707,809    $ 17,389,814    $ 16,599,191
 Well operator and management fees:
  Related parties (Note 3) .......................................        532,816         361,488         308,045
  Others .........................................................      2,135,315       2,253,853       2,334,257
 Marketing fees, interest and other (Notes 3 and 10) .............      1,532,800         677,401         370,235
                                                                     ------------    ------------    ------------
      Total revenues .............................................     21,908,740      20,682,556      19,611,728

Costs and expenses:
 Direct lifting costs (Note 3) ...................................      4,129,383       4,959,323       5,030,648
 Gross production and severance tax ..............................      1,170,109       1,175,680       1,076,841
 Amortization and depreciation (Note 11) .........................      5,762,107       7,246,329       9,252,410
 Provision for impairment of oil and gas properties (Note 11) ....             --              --       2,300,000
 General and administrative (Note 3) .............................      3,878,892       4,033,984       3,441,701
 Interest expense:
  Stockholder ....................................................        713,852         550,211         447,172
  Others .........................................................      1,348,809       1,845,285       3,513,571
 Nonrecurring expenses  (Notes 2 and 10) .........................             --       2,432,002         752,312
 Litigation settlement (Note 10) .................................             --         733,964              --
                                                                     ------------    ------------    ------------
      Total costs and expenses ...................................     17,003,152      22,976,778      25,814,655
                                                                     ------------    ------------    ------------

Income (loss) before provision (credit) for income taxes,
 extraordinary items and cumulative
 effect of change in accounting for income taxes .................      4,905,588      (2,294,222)     (6,202,927)

Provision (credit) for deferred income taxes (Note 6):
 Deferred tax ....................................................      1,131,000              --      (1,744,000)
 Nonrecurring change in ownership ................................      1,200,000              --              --
                                                                     ------------    ------------    ------------
                                                                        2,331,000              --      (1,744,000)
                                                                     ------------    ------------    ------------
Income (loss) before extraordinary items and cumulative
 effect of change in accounting for income taxes .................      2,574,588      (2,294,222)     (4,458,927)
Extraordinary items (Note 12):
 Gain on extinguishment of long-term obligation ..................             --       1,051,760              --
 Loss on early extinguishment of debt, net of income
   tax benefit of $298,000 .......................................       (510,000)             --              --
                                                                     ------------    ------------    ------------
Income (loss) before cumulative effect of change in
accounting for income taxes ......................................      2,064,588      (1,242,462)     (4,458,927)

Cumulative effect of change in accounting for
 income taxes (Note 1) ...........................................        425,000              --              --
                                                                     ------------    ------------    ------------

Net income (loss) ................................................   $  2,489,588    $ (1,242,462)   $ (4,458,927)
                                                                     ============    ============    ============
Net income (loss) applicable to common stock .....................   $  2,452,931    $ (1,242,462)   $ (4,458,927)
                                                                     ============    ============    ============

Weighted average common and common
 equivalent shares outstanding ...................................     10,148,552      12,168,172      12,344,767
                                                                     ============    ============    ============
Net income (loss) per common and common equivalent share:
 Income (loss) before extraordinary items and cumulative
  effect of change in accounting for income taxes ................   $        .25    $       (.19)   $       (.36)
 Extraordinary items .............................................           (.05)            .09              --
 Cumulative effect of change in accounting for
  income taxes ...................................................            .04              --              --
                                                                     ------------    ------------    ------------

 Net income (loss) ...............................................   $        .24    $       (.10)   $       (.36)
                                                                     ============    ============    ============


                            See accompanying notes.

                          ALEXANDER ENERGY CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995


                                   Preferred    Common      Paid-in       Accumulated       Treasury
                                     stock      stock       capital         deficit           stock          Total
                                  ----------   --------   ------------    ------------    ------------   ------------
Balance at December 31, 1992 ..   $  360,735   $198,456   $ 24,253,971    $ (6,709,457)   $   (460,116)  $ 17,643,589
 Common stock issued and
  conversion of preferred
  stock, net of issuance costs        (1,000)   134,575     13,167,456              --         460,116     13,761,147
 Issuance of common stock for
  royalty interest ............           --      6,755        187,843              --              --        194,598
 Retirement of Series B
  preferred stock .............     (359,735)        --        (40,265)             --              --       (400,000)
 Issuance of warrants .........           --         --         65,099              --              --         65,099
 Issuance of common stock in
  connection with exercise of
  warrants ....................           --     10,935        624,065              --              --        635,000
 Exercise of employee stock
  options and issuance of stock
  awards, net of unearned
  compensation ................           --        744         48,157              --              --         48,901
 Net income ...................           --         --             --       2,489,588              --      2,489,588
 Dividends ....................           --         --             --         (86,656)             --        (86,656)
                                  ----------   --------   ------------    ------------    ------------   ------------

Balance at December 31, 1993 ..           --    351,465     38,306,326      (4,306,525)             --     34,351,266
 Exercise of stock options and
  issuance of stock awards, net
  of unearned compensation ....           --     16,682      1,099,057              --              --      1,115,739
Net loss ......................           --         --             --      (1,242,462)             --     (1,242,462)
                                  ----------   --------   ------------    ------------    ------------   ------------

Balance at December 31, 1994 ..           --    368,147     39,405,383      (5,548,987)             --     34,224,543
 Exercise of stock options and
  vesting of stock awards, net
  of unearned compensation ....           --      5,401        857,425              --              --        862,826
Net loss ......................           --         --             --      (4,458,927)             --     (4,458,927)
                                  ----------   --------   ------------    ------------    ------------   ------------

Balance at December 31, 1995 ..   $      ---   $373,548   $ 40,262,808    $(10,007,914)   $        ---   $ 30,628,442
                                  ==========   ========   ============    ============    ============   ============


                            See accompanying notes.

                          ALEXANDER ENERGY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (CONTINUED ON NEXT PAGE)



                                                                           Years ended December 31,
                                                                   -------------------------------------------
                                                                       1993            1994           1995
                                                                   ------------    ------------    -----------
Cash flows from operating activities:
 Net income (loss) .............................................   $  2,489,588    $ (1,242,462)   $(4,458,927)
 Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
  Extraordinary loss (gain) before tax and after cash
   payment .....................................................        707,600      (1,131,100)            --
  Cumulative effect of change in accounting
   for income taxes ............................................       (425,000)             --             --
  Amortization and depreciation ................................      5,762,107       7,246,329      9,252,410
  Provision for impairment of oil and gas properties ...........             --              --      2,300,000
  Amortization of deferred compensation for stock awards .......             --          68,615        405,744
  Amortization of loan discount and issuance cost ..............         65,000              --         97,381
  Loss on disposal of other equipment ..........................          8,705              --             --
  Accretion of imputed interest ................................        361,534         220,500        149,500
  Deferred income tax provision (credit) .......................      2,033,000              --     (1,744,000)
  Change in assets and liabilities as a result of operating
   activities:
   Decrease (increase) in accounts receivable ..................        395,167        (654,804)     1,196,268
   Decrease (increase) in supply inventories,
    prepaid expenses and other .................................       (251,243)        503,552        (76,334)
   Increase (decrease) in accounts payable .....................      1,478,546      (1,930,431)    (4,018,818)
   Increase (decrease) in gas balancing, natural gas
    prepayments, oil and gas proceeds due others and
    other noncurrent liabilities ...............................       (560,211)     (1,615,384)       278,507
                                                                   ------------    ------------    -----------


      Net cash provided by operating activities ................     12,064,793       1,464,815      3,381,731

Cash flows from investing activities:
 Additions to oil and gas properties ...........................    (17,940,203)    (36,009,580)    (5,880,605)
 Additions to other properties and equipment ...................       (351,001)       (440,742)       (74,683)
 Change in deferred charges and other assets, net ..............        595,498              --             --
 Proceeds from the sale of assets ..............................        694,007       4,163,219      1,792,231
                                                                   ------------    ------------    -----------


      Net cash used by investing activities ....................    (17,001,699)    (32,287,103)    (4,163,057)

                          ALEXANDER ENERGY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (CONTINUED)


                                                                       Years ended December 31,
                                                             -------------------------------------------
                                                                 1993            1994           1995
                                                             ------------    ------------    -----------
Cash flows from financing activities:
 Proceeds from long-term debt ............................   $ 18,488,572    $ 30,986,958    $ 2,000,000
 Payments on long-term debt and for extinguishment of
  long-term obligation ...................................    (26,417,193)     (2,358,639)    (1,016,525)
 Collection of stock subscription receivable .............             --         645,000             --
 Proceeds from sale of common, preferred stock and
  treasury stock, net of offering costs ..................     13,761,246              --             --
 Exercise of employee stock options ......................         48,901       1,047,124        457,082
 Payments to retire preferred stock ......................       (400,000)             --             --
 Payment of preferred stock dividend .....................       (136,656)             --             --
                                                             ------------    ------------    -----------

     Net cash provided by financing activities ...........      5,344,870      30,320,443      1,440,557
                                                             ------------    ------------    -----------

Net increase (decrease) in cash and cash equivalents
 during the year .........................................        407,964        (501,845)       659,231
Cash and cash equivalents at beginning of year ...........        886,633       1,294,597        792,752
                                                             ------------    ------------    -----------

Cash and cash equivalents at end of year .................   $  1,294,597    $    792,752    $ 1,451,983
                                                             ============    ============    ===========


SUPPLEMENTAL INFORMATION:

   Interest paid amounted to $1,701,127, $2,174,996 and $4,037,025 for the years ended December 31, 1993, 1994 and 1995, respectively.


                            See accompanying notes.

                          ALEXANDER ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of consolidation - The consolidated financial statements include the accounts of Alexander Energy Corporation (the "Company"), its wholly-owned subsidiaries which were merged with the Company on June 30, 1995 (Note 2), and the Company's proportionate share of the assets, liabilities, revenues and costs and expenses of oil and gas limited partnerships in which the Company acts as general partner.

     Nature of operations - The Company's business activities include property acquisitions and exploitation; geological and geophysical evaluation of prospective acreage; selection, negotiation and purchase of oil and gas prospects; participation in drilling exploratory and development wells; and operation of producing oil and gas properties. The Company diversifies its exploration efforts between oil and gas with particular emphasis in the Mid-Continent region of the United States.

     Oil and gas properties - The Company follows the full cost method of accounting for oil and gas properties prescribed by the Securities and Exchange Commission ("SEC"). Under the full cost method, all acquisition, exploration and development costs are capitalized. The Company capitalizes internal costs including: salaries and related fringe benefits of employees directly engaged in the acquisition, exploration and development of oil and gas properties, as well as other directly identifiable general and administrative costs associated with such activities. Such capitalized internal costs were approximately $885,000, $1,232,000, and $1,101,000, respectively, in each of the three years in the period ended December 31, 1995.

     The costs of unproved properties are excluded from costs to be amortized pending a determination of the existence of proved reserves. Such unproved properties are assessed periodically for impairment. The amount of impairment is included in the costs to be amortized.

     Under the full cost method, the net book value of oil and gas properties, less related deferred income taxes, may not exceed a calculated "ceiling." The ceiling is the estimated after-tax future net revenues from proved oil and gas properties, discounted at 10% per annum plus the lower of cost or fair market value of unproved properties. In calculating future net revenues, prices and costs in effect at the time of the calculation are held constant indefinitely, except for changes which are fixed and determinable by existing contracts. The net book value is compared to the ceiling on a quarterly basis. The excess, if any, of the net book value above the ceiling is required to be written off as an expense. As described in Note 11, in 1995 the Company recognized a provision for impairment of the carrying value of its oil and gas properties. Under the SEC's full cost accounting rules, any write down recorded may not be reversed even though higher oil and gas prices may increase the ceiling applicable to future periods. There can be no assurance that future oil and gas reserve volume or product price decreases will not result in additional reductions in the net book value of the oil and gas properties.

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

     Capitalization of interest - Interest costs related to significant exploratory oil and gas wells and unproved oil and gas leases not being amortized are capitalized until such time as the properties are evaluated and transferred to the full cost amortization base. For the years ended December 31, 1993, 1994 and 1995 total interest costs amounted to $2,077,890, $2,423,496 and $3,995,743 with $15,229, $28,000 and $35,000 being capitalized, respectively.

     Income taxes - On January 1, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" ("SFAS 109"). Among other changes, SFAS 109 relaxed the recognition and measurement criteria for deferred tax assets and alternative minimum tax from that provided for under its previous method of accounting for income taxes under SFAS No. 96. Adoption of this standard resulted in the

                          ALEXANDER ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

elimination of deferred income taxes payable of $425,000, related entirely to alternative minimum tax, which is reflected in the 1993 statement of operations as the cumulative effect of a change in accounting principle.

     Under SFAS 109, deferred income taxes are provided on the tax effect of presently existing temporary differences, net of operating loss carryforwards and statutory depletion carryforwards. The tax effect is measured using the enacted marginal tax rates and laws that will be in effect when the differences and carryforwards are expected to reverse or be utilized.

     Net income (loss) per common and common equivalent share - Net income
(loss) per common and common equivalent share is computed on the basis of weighted average shares of common stock, stock options and warrants outstanding during each period, as applicable.

     Stock-based compensation - In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which establishes financial accounting and reporting standards for stock-based employee compensation plans. Effective for fiscal years beginning after December 15, 1995, the statement provides the option to continue under the accounting provisions of APB Opinion 25, while requiring pro forma footnote disclosures of the effects on net income and earnings per share, calculated as if the new method had been implemented. The Company will adopt the financial reporting provisions of SFAS 123 for 1996, but expects to elect to continue under the accounting provisions of APB Opinion 25.

     Gas balancing and natural gas prepayments - The Company records gas sales on the entitlement method, recognizing only its net share of all production as revenues. Any amount received in excess of the Company's revenue interest is recorded as a gas balancing liability and, conversely, amounts not received for the Company's entitled interest in gas produced are accrued as a gas balancing receivable (collectively referred to as "net gas balancing liability"). The Company has also received non-interest bearing prepayments on future natural gas production which provide for recoupment, most of which are refundable upon the earlier of the end of the productive life of each well or expiration of the gas purchase contract. The natural gas prepayments will be recognized as revenue when, and if, the gas is delivered. The portion of the net gas balancing and natural gas prepayment liabilities that may be contractually recouped during the next fiscal year is recorded as due within one year in the accompanying balance sheets. As of December 31, 1994 and 1995 the Company has net gas balancing and natural gas prepayment liabilities aggregating $3,457,000 and $3,528,000, respectively, of which $785,000 and $1,604,000 are classified as due within one year.

     Cash equivalents - Temporary investments with a maturity at the date of acquisition of 90 days or less are considered to be cash equivalents.

     Credit and market risk - The Company conducts the majority of its operations in the states of Oklahoma, Texas and Arkansas and operates exclusively in the oil and natural gas industry. The Company's joint interest and oil and gas sales receivables are generally unsecured; however, the Company has not experienced any significant losses in prior years and is not aware of any significant uncollectible accounts at December 31, 1995.

     Fair value of financial statements - Cash and cash equivalents, accounts receivable, accounts payable and revenues payable are estimated to have a fair value approximating the carrying amount due to the short maturity of these instruments.

     Due to the uncertainty of the timing of recoupment for net gas balancing liabilities and gas prepayments management is unable to determine the fair value of such instruments, however, based upon current product pricing and expected reserve depletion management believes that the fair value is not materially different than the carrying value.

     The fair value of the unsecured revolving credit facility is believed to approximate its carrying value due to variable interest rates on the instruments. Fair values for fixed-rate borrowing approximate carrying values inasmuch as management believes that the rates and terms approximate such terms that could be obtained under similar instruments.

                          ALEXANDER ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. BUSINESS COMBINATIONS

     On June 30, 1995, a certificate of merger was filed with the State of Oklahoma merging its wholly-owned subsidiaries, American Natural Energy Corporation ("ANEC"), Edwards & Leach Oil Company and Bradmar Petroleum Corporation ("Bradmar") into the Company as the surviving corporation. The merger had no effect on the consolidated financial position or on the consolidated results of operations for the periods presented.

     In July 1994, the Company acquired ANEC, an Oklahoma corporation based in Tulsa, Oklahoma, in a merger (the "Merger") accounted for as a pooling of interests. Accordingly, in 1994 the Merger was given retroactive effect and the Company's financial statements for periods prior to the Merger represent the combined financial statements of the previously separate entities adjusted to conform ANEC's accounting policies to those used by the Company. ANEC became a wholly owned subsidiary of the Company and each issued and outstanding share of ANEC's common stock was converted into the right to receive 1.62 shares of the Company's common stock. In addition, the Company assumed all outstanding options granted under the stock option plans maintained by ANEC. As a result of the 1994 transaction, the Company issued approximately 5.8 million shares of Company common stock.

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

     The following unaudited pro forma combined data gives effect to the JMC Acquisition as if such transaction had been consummated as of January 1, 1993 and 1994. The pro forma information is based on the historical financial statements of the Company and the JMC Acquisition, giving effect to the transaction under the purchase method of accounting. The unaudited pro forma combined data are presented for illustrative purposes and are not necessarily indicative of the actual results that would have occurred had the acquisition been consummated as of January 1, 1993 or 1994, respectively, or of future results of the combined operations. The data reflect adjustments for (1) amortization and depreciation of the JMC Acquisition's oil and gas properties,
(2) incremental general and administrative expenses of the JMC Acquisition, (3) incremental interest expense resulting from the borrowings on the Company's credit facility used to fund the cash requirements of the acquisition, and (4) certain other pro forma adjustments.


                                                                         Years ended December 31,
                                                                         ------------------------
                                                                              1993       1994
                                                                            -------   --------
                                                                 (in thousands, except per share data)
Revenues ................................................................   $30,046    $25,295
Income (loss) before discontinued operations, extraordinary items and
 cumulative effect of change in accounting ..............................     4,170     (1,741)
Net income (loss) .......................................................     4,085       (689)
Net income (loss) per common share and common equivalent share ..........      $.40      $(.06)


3. TRANSACTIONS WITH RELATED PARTIES

     In June 1988, the Chief Executive Officer purchased 200,000 shares of the Company's treasury stock for a sum aggregating $322,500. In connection with this transaction the Company advanced the Chief Executive Officer $77,500

                          ALEXANDER ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

bearing interest at 10% repayable in 10 annual installments. The remaining balance of this advance aggregated $52,801 at December 31, 1993. In November 1994, the Board of Directors approved a resolution to forgive the outstanding receivable from the Chief Executive Officer and also refund the principle and interest previously paid to the Company, resulting in an aggregate charge to 1994 operations of approximately $190,000.

     The Company has interests in three limited partnerships engaged in oil and gas activities. The Company acts as general partner of these partnerships and arranges for the exploration, development and subsequent operations of the partnerships' properties. In return, the Company is entitled to receive management fees, reimbursement for administrative overhead and share in the partnerships' revenues and costs and expenses according to the respective partnership agreements.

     During June 1993, the Company acquired the limited partner's interest in an oil and gas partnership for which the Company served as the general partner. The purchase price of this acquisition was $1,350,000 and was accounted for under the purchase method of accounting. The results of the acquisition is included in the results of operations of the Company since the date of the acquisition.

     During the year ended December 31, 1993 and the eight months ended August 31, 1994, the Company sold approximately 20% and 16%, respectively, of its oil production through an entity (IEM, Ltd.) in which the Company owned a limited partner interest recorded on the equity method (Note 9). Net distributable income of IEM, Ltd. was allocated 60% to the limited partners and 40% to the general partner. For the year ended December 31, 1993 and the eight months ended August 31, 1994, the Company received 100% of the amount allocable to the limited partners. Effective August 31, 1994, the Company terminated its marketing arrangement with IEM and thus, withdrew as a limited partner. As a result, the Company's equity interests in IEM's operating profit or loss ceased as of August 31, 1994. The Company received the highest posted price for all such production, an indirect marketing fee from the ultimate purchaser and a percentage of operating profit of IEM, if any. In 1993 and the eight-month period ended August 31, 1994, the Company recorded pass-through marketing fees of $96,000 each period and operating profits (losses) of $1,500 and $(9,700), respectively. At December 31, 1994, the Company had an undistributed net operating profit receivable associated with this interest of approximately $84,000 (none in 1995).

     The Company also purchases certain well operating chemicals and stimulants from another entity in which the Company owns a limited partner interest. In 1993, 1994 and 1995 oil and gas operating expenses and property development costs include approximately $521,000, $726,000 and $465,000, respectively, related to purchases from this related party.

     As a requirement of the 1992 acquisition of Bradmar, the Company entered into consulting/non-compete agreements with two former officers and directors of Bradmar, one of which presently serves on the board of directors of the Company. The agreements required total payments of a minimum $1,320,000 to be paid in monthly payments of $36,667 over a thirty-six-month period from the date of the acquisition. During 1995, the Company paid the final installments under these agreements in the amount of $91,624 ($440,000 in each of 1993 and 1994).

                          ALEXANDER ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4. LONG-TERM DEBT

     Long-term debt consists of:

                                                                              December 31,
                                                                        -------------------------
                                                                           1994          1995
                                                                        -----------   -----------
Revolving credit facility (A) .......................................   $42,000,000   $33,000,000
Term note (A) .......................................................            --    11,000,000
Notes to stockholder (B) ............................................     4,000,000     3,000,000
Mortgage note payable, interest at 10.5%; principal and interest due in monthly installments of $5,382, with the balance
 due in December 1999; secured by real estate with a net
 book value of $669,429 at December 31, 1995 ........................       546,545       539,825
Other ...............................................................        57,988        48,668
                                                                        -----------   -----------
                                                                         46,604,533    47,588,493
Less amounts due within one year ....................................     1,016,253     4,162,475
                                                                        -----------   -----------

Long-term debt due after one year ...................................   $45,588,280   $43,426,018
                                                                        ===========   ===========

- -------------
(A) At December 31, 1995, the Company had $44 million outstanding under its revolving credit facility with a bank. Subsequent to December 31, 1995, the lender reduced the borrowing base to $33 million, effective to December 31, 1995, requiring the $11 million excess borrowings to be converted to a term note. In May 1996, the Company amended the credit agreement (the "Amended Agreement"). Under the Amended Agreement, the term note requires monthly payments of principal of $350,000 plus interest, effective beginning April 1996, through its maturity date of April 1, 1997 at which time the unpaid principal and interest become due. The Company will also be required to make a principal payment of $750,000 in May 1996 representing proceeds from the sale of oil and gas properties completed in January 1996. The Amended Agreement further requires that monthly cash flow from operations, as defined, in excess of $700,000 and proceeds from the sale of assets, common or preferred stock, debt placements or capital from any other source to be applied first against the outstanding balance of the term note. The term note will bear interest at the prime rate plus 3% (an aggregate rate of 11.25% at March 31, 1996) through October 15, 1996 and the prime rate plus 4% thereafter. The borrowings associated with the revolving credit facility cannot exceed the borrowing base, which relates to the Company's oil and gas reserve base. The borrowing base is subject to semiannual redeterminations each April and October until April 1, 1997, at which time the borrowing base is reduced quarterly by 1/16th through December 31, 2000. In addition to the forgoing semiannual redeterminations, the lender has the right, at its sole discretion, to redetermine the borrowing base, subject to certain limitations, any time until maturity. Under the Amended Agreement, the revolving credit facility interest rate will also increase beginning effective April 1996. Under the revolving credit facility, the Company has the ability to choose the index the interest rate is based on and can fix the rate for a term of up to six months. At December 31, 1995, the Company had elected to use the one-month London Interbank Offering Rate ("LIBOR") plus 1.5 % (an aggregate rate of 7.3125%), which will increase under the Amendment to LIBOR plus 2%.

     The Amended Agreement requires, among other things, that the company maintain minimum amounts of tangible net worth, a specified interest coverage and current ratio, and places limitations on investments, additional indebtedness, capital expenditures, mergers and liquidations, consolidations, acquisitions, amounts of gas balancing liabilities and payment of dividends. In May 1996, the Company obtained a waiver from the lender for events of noncompliance. Also, in connection with the Amended Agreement, the lender reduced the minimum requirements related to the interest coverage and current ratio covenants, as defined, from 4 : 1 and 1 : 1 to 2.65 : 1 and .5 : 1, respectively, through April 1, 1997. The Company expects to be able to comply with the amended financial requirements in future periods. All of the borrowings outstanding with this lender, under the Amended Agreement, are secured by a first and prior lien on substantially all of the Company's assets.

(B) In June 1988, the Company entered into an agreement with a stockholder whereby the Company issued 10% unsecured notes in the amount of $5,000,000. This note agreement requires semiannual interest payments, with

                          ALEXANDER ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     annual principal payments of $1,000,000 beginning in June 1994 and continuing through 1998. This note agreement requires principal prepayments if less than 50% of the Company's consolidated cash flow is not expended on indebtedness, as defined, and capital expenditures. It also limits the sale or disposition of subsidiaries, partnerships or joint ventures, the sale of Company assets, the incurrence of additional indebtedness, declarations of dividends and requires the Company to maintain cash flow each fiscal year equal to the greater of a) 200% of the aggregate consolidated principal payments during such fiscal year, b) 200% of the aggregate consolidated principal payments during the next succeeding fiscal year, or c) discounted future net revenues equal to 225% of the aggregate consolidated debt (as defined).

     In May 1996, the Company obtained a waiver from the stockholder through April 1, 1997, for noncompliance with certain covenants existing as of December 31, 1995. Under the waiver, the Company will be required to make its previously scheduled principal payment of $1.0 million plus interest in June 1996. The stockholder may at its sole discretion, require the remaining $2 million of unpaid principal and accumulated interest due anytime after April 1, 1997. The Company also secured the stockholder loan on an equal basis with the bank debt discussed in (A) above and agreed to liquidate and distribute the assets of the AEJH 1985, AEJH 1987 and AEJH 1989 Limited Partnerships.

     As of December 31, 1995, long-term debt, which excludes the non-recourse debt maturities discussed in Note 5, maturing during the subsequent five years and thereafter is as follows (based on the Company's borrowing base and outstanding borrowings at December 31, 1995 and waivers received from lenders):
1996 - $4,162,475; 1997 - $16,050,700; 1998 - $8,263,110; 1999 - $8,257,600;
2000 - $10,320,300 and thereafter - $534,308.

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

                          ALEXANDER ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6. INCOME TAXES

     A reconciliation of the Company's income tax provision (credit) and the amount computed by applying the statutory federal income tax rate of 35% to income (loss) before income taxes, extraordinary items and cumulative effect of change in accounting is as follows:


                                                                     Years ended December 31,
                                                             ---------------------------------------
                                                                1993         1994           1995
                                                             -----------    ---------    -----------
Statutory rate applied to income (loss) before income
 taxes, extraordinary items and cumulative effect of
 change in accounting ....................................   $ 1,717,000    $(803,000)   $(2,171,000)
Increase (decrease) relating to:
 Permanent differences, 1994 primarily related to
   nondeductible  merger costs ...........................            --      852,000         16,000
 Statutory depletion .....................................       (79,000)    (106,000)       (75,000)
 State income taxes, net of federal benefit ..............       112,000           --       (143,000)
 Change in the valuation allowance on deferred tax
   assets (2) ............................................       641,000       57,000        635,000
 Other ...................................................       (60,000)          --         (6,000)
                                                             -----------    ---------    -----------
Provision ( credit) for deferred income
   taxes (1) .............................................   $ 2,331,000    $     ---    $(1,744,000)
                                                             ===========    =========    ===========


(1)  Includes $2,121,000 and $210,000 in 1993 and ($1,589,000) and ($155,000)
     in 1995 for federal and state income taxes, respectively.

(2) The 1993 change relates primarily to the nonrecurring change in ownership. The 1995 change is due to the change in the estimated timing of future taxable temporary differences and the utilization of net operating loss and statutory depletion carryforwards as a result of the provision for impairment of oil and gas properties (Note 11).

Deferred tax assets and liabilities consist of the following at December 31:


                                                               1994            1995
                                                           ------------    ------------
Deferred tax liabilities:
Depreciation and intangible drilling costs deducted
 for tax in excess of financial ........................   $ 12,564,000    $ 12,324,000
Deferred tax assets:
Oil and gas revenues recognized for tax
 before financial ......................................        723,000         836,000
Net operating loss carryforwards .......................     10,859,000      12,429,000
Statutory depletion carryforwards ......................      1,354,000       1,429,000
Investment tax credit carryforwards ....................        201,000         201,000
Other ..................................................         45,000          89,000
                                                           ------------    ------------
                                                             13,182,000      14,984,000
Valuation allowances (1) ...............................     (3,418,000)     (3,716,000)
                                                           ------------    ------------

Net deferred tax assets ................................      9,764,000      11,268,000
                                                           ------------    ------------

Net deferred tax liabilities ...........................   $  2,800,000    $  1,056,000
                                                           ============    ============


(1) The change in the valuation allowance primarily relates to the effect of the provision for impairment of oil and gas properties as described above, partially offset by the expiration of a net operating loss carryforward in 1995 which was included in the 1994 deferred tax assets and valuation allowance.

                          ALEXANDER ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In connection with the Offering in March 1993 (Note 8), the Company had an ownership change pursuant to Section 382 of the Internal Revenue Code. The Company sustained a nonrecurring non-cash charge to operations of approximately $1.2 million during the three months ended March 31, 1993 due to an increase in the valuation allowance. The increase in the valuation allowance represents the effects of the annual limitations on the utilization of net operating loss carryforwards resulting from the change in ownership. In addition, ANEC had an ownership change in September 1993 as a result of its 1993 offering, which resulted in a limitation on the utilization of its net operating loss carryforwards.

     At December 31, 1995, the Company has federal income tax net operating loss ("NOL") carryforwards of approximately $33.3 million which begin to expire in 1996. For federal income tax purposes, the Company also has investment tax credit and statutory depletion carryforwards of approximately $201,000 (expiring from 1996 through 2001) and $3.8 million, respectively. The actual utilization of net operating loss and other carryforwards may differ from the estimated usage of such tax assets for purposes of estimating the valuation allowance. As a result, such changes could result in subsequent changes to the valuation allowance and could have a material impact on the results of operations and the Company's financial position. Quarterly, management of the Company evaluates the realizability of its deferred tax assets by assessing the need for additional valuation allowances.

7. COMMITMENTS AND CONTINGENCIES

     In December 1994, the Company executed employment agreements, special severance agreements and implemented a corporate separation policy for its management, technical support staff and other employees, respectively, which become effective upon a change in control of ownership, as defined. As of December 31, 1995, severance benefits under such agreements, assuming a change in control, would aggregate approximately $4.1 million. A provision for these benefits will not be made until a change in control is probable. See Note 13.

     A petition was filed in Oklahoma County District Court on July 25, 1995, against the Company and its directors by Bill V. Dean and Elliott Associates, L.P. ("Elliott"). The suit purported to be a derivative action on behalf of the Company against the Board of Directors for breach of fiduciary duties in enacting a share rights plan, approving certain severance contracts and policy, and proposing the Senior Note Offering. No damages are being sought against the Company. The suit asks that the Company's share rights plan and severance contracts and policy be invalidated, seeks an injunction against the Company's Senior Note Offering and requests damages to the Company from the directors in excess of $10,000. In August 1995, the Company elected to defer its proposed Senior Note Offering. The Company filed a motion to dismiss which was granted by the court in 1995 dismissing Elliott as plaintiff. The court granted Elliott leave to file an amended petition. Elliott declined to file an amended petition and is appealing its dismissal to the Oklahoma Court of Appeals. The Company and its directors have filed their answer denying all allegations. The suit is currently in discovery. The Company believes the derivative action is without merit and will vigorously defend against this action.

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

     On May 30, 1990, the Company issued 100,000 shares of 5% Series A cumulative convertible preferred stock, $.01 par value, to MWR Investments, Inc., a wholly owned subsidiary of Midwest Capital Group, Inc., ("MWR") for $1,000,000. The preferred stock was converted into common stock of the Company in March 1993 at a conversion rate of 1 share of preferred for 3.33 shares of common.

                          ALEXANDER ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In 1993, dividends of $.50 per share ($60,273; $50,000 of which was in arrears at December 31, 1992) and $.20 per share ($26,383) were paid on the Company's Series A preferred stock and ANEC's Series B preferred stock, respectively.

     In December 1994, the Board of Directors authorized the Company to reserve 300,000 shares of Series A Junior Participating Preferred Stock in connection with establishing a rights plan providing shareholders one right for each share of common stock held. Each right entitles its holder to purchase 1/100 of a share of Series A Junior Participating Preferred Stock for $25.00, subject to adjustment. The rights become exercisable and separately transferable ten business days after a) an announcement that a person has acquired or obtained the right to acquire 20% or more of the common stock or b) commencement of a tender offer that could result in a person owning 20% or more of the common stock. See Note 7.

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

     The Company initially reserved 66,666 shares of its common stock for issuance to directors and key employees under a nonqualified stock option plan (which terminated in 1991, except for outstanding options at the date of termination). The plan is administered by the Compensation Committee (the "Committee") of the Board of Directors. The exercise period of the options was determined by the Committee at the date of grant, provided the exercise period

                          ALEXANDER ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


is between one and ten years from the date of grant. These options provide for accelerated vesting schedules upon a change in control, as defined (Note 13).

     Information regarding the Company's nonqualified stock option plan is summarized as follows:



                                                                 Years ended December 31,
                                                               ---------------------------
                                                                 1993      1994      1995
                                                               -------    ------    ------
Options outstanding at beginning of period .................    14,660     9,245     7,413
Exercised ..................................................      (250)       --      (583)
Surrendered or forfeited ...................................    (5,165)   (1,832)   (4,665)
                                                               -------    ------    ------
Options outstanding at end of period ($1.50 to $1.65 per
 share at December 31, 1995; all options are exercisable
 at December 31, 1995) .....................................     9,245     7,413     2,165
                                                               =======    ======    ======


     The Company also has reserved 133,333 shares (10,022 available for future grants at December 31, 1995) of its common stock for issuance to directors and key employees under an incentive stock option plan (the "Plan"). The Plan is administered by the Committee and, with the exception of a time period under which options can be issued, contains similar provisions to the nonqualified stock option plan.

                                                               Years ended December 31,
                                                           -------------------------------
                                                             1993        1994       1995
                                                           --------    --------    -------
 Options outstanding at beginning of period ............    120,393     103,348     86,016
 Exercised .............................................    (17,045)     (7,333)    (9,080)
 Surrendered or forfeited ..............................         --      (9,999)        --
                                                           --------    --------    -------
 Options outstanding at end of period
  ($1.50 to $4.125 per share at December 31, 1995;
  all options are exercisable at December 31, 1995) ....    103,348      86,016     76,936
                                                           ========    ========    =======


     The Company also has reserved 250,000 (157,964 available for future grants at December 31, 1995) shares of its common stock for issuance to directors and key employees under a stock option plan approved at the 1993 annual stockholders' meeting authorizing grants of both nonqualified and incentive stock options (the "1993 Plan"). The 1993 Plan is administered by the Committee and, with the exception of a time period under which options can be issued, contains similar provisions to the nonqualified and incentive stock option plans discussed above. During 1993, ANEC granted options for 51,000 shares (exercise price of $3.25 per share) of its common stock under a plan similar to the Company's 1993 Plan. As a result of the Merger, those options were converted to options to acquire shares of the Company's common stock, under the 1993 Plan.

                                                                Years Ended December 31,
                                                             ------------------------------
                                                               1993       1994        1995
                                                             -------   --------    --------
Options outstanding at beginning of period ...............        --    121,920     116,660
Granted (1993 - $2.01 to $5.00 per share;
 1994 - $4.625 per share 121,920) ........................   121,920     35,000          --
Exercised ................................................        --     (3,316)     (8,879)
Surrendered or forfeited .................................        --    (36,944)    (27,940)
                                                             -------   --------    --------
Options outstanding at end of period
 ($2.01 to $5.00 per share at December 31, 1995
 41,096 options are exercisable at December 31, 1995) ....   121,920    116,660      79,841
                                                             =======   ========    ========

                          ALEXANDER ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company also has reserved 500,000 shares of its common stock for awards to directors and key employees under a restricted stock award plan approved at the 1993 annual stockholders' meeting (the "Award Plan"). The Award Plan is administered by the Committee. Stock is awarded, issued and held by an escrow agent until such time as a vesting period, which period is determined by the Committee, has been satisfied. Voting rights commence at the time of award. In the fourth quarter of 1993 and 1994, the Company granted 7,500 and 100,000 shares, respectively, under the Award Plan (none in 1995). The market value, at the award date, was $38,000 and $603,000, respectively, for the 1993 and 1994 awards. Unearned compensation ($113,000, net of forfeitures, at December 31, 1995) is being amortized over the three-year vesting period. Such amortization amounted to $2,200, $69,000, and $406,000 in 1993, 1994 and 1995 respectively.
These awards provide for accelerated vesting schedules upon a change in control, as defined (Note 13).

     In 1993, ANEC issued options to purchase 51,000 shares of ANEC common stock (82,620 shares of the Company's common stock) to three business advisors at $3.00 per share, all of which were exercised during 1994.

     In 1993, ANEC granted options to certain members of management to purchase 287,500 shares of ANEC's common stock (465,750 shares of the Company's common stock), at prices ranging from $3.25 to $5.00 per share ($2.01 to $3.09 for the Company's shares). These options provided for accelerated vesting schedules upon change in control. In 1994, immediately prior to and in connection with the Merger, options were exercised for 187,500 shares of ANEC common stock (303,750 of the Company's common stock) at prices of $5.00 and $3.25 ($2.01 and $3.09 for the Company's common stock). In 1995, the remaining options for 162,000 shares of the Company's common stock were exercised at a price of $2.01 (81,000 shares) and $3.09 (81,000 shares).

9. MAJOR PURCHASERS

     The Company's oil and gas production is sold under contracts with various purchasers (Note 3). Gas sales to two purchasers individually approximated 12% and 13% of total oil and gas revenues for the years ended December 31, 1993 and 1994, respectively. Gas sales to one purchaser approximated 13% of total oil and gas revenues for the year ended December 31, 1995.

10. OTHER REVENUES, LITIGATION SETTLEMENT, AND OTHER NONRECURRING EXPENSES

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

     During 1995, the Company incurred aggregate costs of $752,000 related to a proposed merger and a subsequent senior note offering. As a result of terminating such merger and debt offering activities, the Company expensed such costs.

11. AMORTIZATION AND IMPAIRMENT OF OIL AND GAS PROPERTIES

     Oil and gas properties amortization expense, excluding impairment, per dollar of oil and gas revenue for the years ended December 31, 1993, 1994 and 1995 was $.32, $.41 and $.55, respectively. Accumulated amortization and impairment relating to oil and gas producing activities at December 31, 1994 and 1995 amounted to $37,374,264 and $48,804,474, respectively.

                          ALEXANDER ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     In the fourth quarter of 1995, the Company recorded approximately $660,000 of incremental amortization on oil and gas properties over that recorded in each of the previous three quarters. The increase is attributable to the downward revisions in oil and gas reserve estimates (Note 14).

     As of December 31, 1995, the Company's net book value of oil and gas properties exceeded the ceiling (Note 1). The ceiling has been reduced for the effect of the oil and gas properties sold in January 1996 of approximately $1.9 million and the timing of development cost expenditures of approximately $1.1 million. Accordingly, a provision for impairment was recognized in the fourth quarter of 1995 of $2.3 million ($2.0 million, net of the deferred tax benefit). The provision for impairment is primarily attributable to declines in estimated reserves due to downward revisions to reserve estimates as described in Note 14 and is highly dependent upon the development of proved undeveloped reserves consistent with the timing projected in the reserve studies and the prevailing market prices of oil and gas at each measurement date. Also, see
Note 4.

12. EXTRAORDINARY ITEMS

     During April 1993, ANEC terminated a lending agreement with Endowment Energy Partners, L.P. and repaid the outstanding indebtedness. The action resulted in an early extinguishment of debt and an extraordinary loss of $510,000, net of applicable income taxes.

     In November 1994, the Company settled a dispute with a stockholder to whom the Company had issued unsecured notes payable and warrants (the "Stock Purchase Warrants") to purchase 223,333 shares of the Company's common stock, resulting in a gain of approximately $1.1 million. In anticipation of the lender exercising the Stock Purchase Warrants and a related warrant put option, the Company had accrued $2,231,100 as of December 31, 1993; however, the Company alleged that the lender failed to exercise the Stock Purchase Warrants, and failed to properly exercise its warrant put option. After litigating this matter, through the Federal Court, the Company settled this dispute, resulting in a $1.1 million reduction of the $2.2 million liability previously recorded and cancellation of the Stock Purchase Warrants.

13. SUBSEQUENT EVENT

     On January 2, 1996, the Company announced that it had signed a letter of intent providing for a combination of National Energy Group, Inc. ("NEG") and the Company. Under terms of the letter of intent as extended, the Company and NEG had until April 30, 1996 to complete their due diligence investigations and attempt to reach a definitive agreement on the terms of a transaction. On May 6, 1996, the Company announced that the Company and NEG had not reached agreement on the terms of a definitive merger agreement by the April 30, 1996 standstill deadline; however, both companies are continuing to negotiate. NEG is an independent oil and gas company with 1995 revenues of approximately $7.9 million.

14. SUPPLEMENTARY OIL AND GAS INFORMATION

FINANCIAL DATA

     All of the oil and gas producing activities of the Company are located in the United States and represent substantially all of the business activities of the Company. The following costs include all such costs incurred during each period, except for depreciation and amortization of costs capitalized:

                          ALEXANDER ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


COSTS INCURRED IN OIL AND GAS EXPLORATION AND PRODUCTION ACTIVITIES:

                                       Years ended December 31,
                                 --------------------------------------
                                     1993          1994         1995
                                 -----------   -----------   ----------
Acquisition of properties:
 Proved (2) ..................    $3,971,549   $19,303,678     $331,571
 Unproved (1) ................       493,886       647,269      416,392
                                 -----------   -----------   ----------
                                   4,465,435    19,950,947      747,963
Exploration costs ............        20,977       302,098      569,576
Development costs (2) ........    11,244,307    12,014,693    2,770,835
                                 -----------   -----------   ----------

Total costs incurred .........   $15,730,719   $32,267,738   $4,088,374
                                 ===========   ===========   ==========


- ---------

(1) Net of reimbursed costs and the excess of sales proceeds over cost of properties transferred to the limited partnerships.

(2)  Net of reimbursed costs and sales proceeds from properties sold.


CAPITALIZED COSTS:


                                                                          December 31,
                                                         ----------------------------------------------
                                                             1993             1994             1995
                                                         ------------    -------------    -------------
   Proved and unproved properties being amortized ....   $ 94,599,583    $ 126,490,676      130,833,467
   Unproved properties not being amortized ...........        615,007          991,652          734,757
   Less accumulated amortization and impairment ......    (30,291,574)     (37,374,264)     (48,804,474)
                                                         ------------    -------------    -------------

   Net capitalized costs .............................   $ 64,923,016    $  90,108,064    $  82,763,750
                                                         ============    =============    =============


UNPROVED PROPERTIES NOT BEING AMORTIZED:

                                                                          December 31,
                                                         ----------------------------------------------
                                                             1993             1994             1995
                                                         ------------    -------------    -------------
   Property acquisition costs ........................   $    533,673    $     882,318    $     624,953
   Capitalized interest ..............................         81,334          109,334          109,804
                                                         ------------    -------------    -------------
                                                         $    615,007    $     991,652    $     734,757
                                                         ============    =============    =============


     The costs of unproved properties not being amortized are related to properties which are not individually significant and on which the evaluation process has not been completed. When evaluated these costs will be transferred to properties being amortized.

OIL AND GAS RESERVE DATA (UNAUDITED)

ESTIMATED QUANTITIES OF PROVED OIL AND GAS RESERVES:


     The estimates of proved reserves of the Company were estimated by independent petroleum engineers, Netherland, Sewell and Associates, Inc. for 1995 and by independent petroleum engineers, Edinger Engineering Inc. for the 1993 and 1994 proved producing reserves, except as noted below for ANEC. Proved nonproducing and proved undeveloped reserves for 1993 and 1994 were estimated by Company petroleum engineers and the 1994 reserves were reviewed by Edinger Engineering Inc., as specified in their letter dated March 29, 1995 except as noted below for ANEC. This review should not be construed to be an audit as defined by the Society of Petroleum Engineers' audit guidelines. The estimated proved reserves of ANEC were determined by ANEC petroleum engineers for 1993 and are combined with the Company below.

                          ALEXANDER ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     All studies have been prepared in accordance with regulations prescribed by the SEC. Proved reserves cannot be measured exactly because the estimation of reserves involves numerous judgmental and arbitrary determinations. Accordingly, reserve estimates must be continually revised as a result of new information obtained from drilling and production history or as a result of changes in economic conditions. It is reasonably possible that significant revisions of end of the period reserves could occur in the near-term based on the new information. Additionally, the 1995 reserve study estimates for proved nonproducing and proved undeveloped reserves are based upon approximately $22.5 million of future capital expenditures, estimated to be incurred primarily over the next three years. The Company believes it has the capability of executing such expenditures on a timely basis; however, there can be no assurances of such. Should the actual timing of such expenditures differ from the projected timing, the differences could result in subsequent revisions to the discounted future net revenues associated with such reserves. The majority of the Company's reserves are located in Arkansas, Oklahoma and onshore Texas.

                                          Crude oil, condensate and
                                         natural gas liquids (barrels)                       Natural gas (Mcf)
                                     --------------------------------------    -------------------------------------------
                                            Years ended December 31,                     Years ended December 31,
                                     --------------------------------------    -------------------------------------------
                                        1993          1994          1995            1993            1994            1995
                                     ----------    ----------    ----------    ------------    ------------    ------------
Proved developed and
 undeveloped reserves:
  Beginning of period ............    3,967,994     3,939,915     3,931,981     101,510,640     121,920,500     145,202,568
  Purchases of minerals-in-
   place .........................      371,201        43,344        20,657       4,142,156      28,610,484         359,755
  Sales of
   minerals-in-place .............      (47,759)     (107,935)     (373,568)       (686,463)     (6,293,000)     (4,294,334)
  Revisions of previous
   estimates (A) .................     (262,482)     (247,542)   (1,167,618)       (539,002)    (13,971,181)    (35,172,247)
  Extensions, discoveries and
   other additions ...............      194,151       528,429        77,542      23,825,184      22,986,453       2,042,021
  Production .....................     (283,190)     (224,230)     (181,022)     (6,332,015)     (8,050,688)     (9,067,588)
                                     ----------    ----------    ----------    ------------    ------------    ------------

  End of period ..................    3,939,915     3,931,981     2,307,972     121,920,500     145,202,568      99,070,175
                                     ==========    ==========    ==========    ============    ============    ============


(A) In 1994, the Company's oil and gas reserves were revised downwards as a result of declines in product prices which shortened the economic lives of the properties. Additionally, gas reserves associated with one field were revised downward by approximately 13 Bcf based upon the performance history of the field (which had previously been estimated using the volumetric method and the limited production data available at that time). Revisions to this field were somewhat offset by other upward revisions made to certain producing Oklahoma properties based on the performance history of those properties.

     In 1995, approximately 31 Bcfe was reclassified from proved undeveloped to probable and possible. The Company believes this is the result of a more conservative application of engineering assumptions than used previously. Additionally, in 1995 the Company experienced approximately 11 Bcfe of additional downward reserve revisions. A significant portion of these revisions relates to certain undeveloped locations which the company now believes is being depleted through existing proved producing properties, previously thought to be accessible only through recompletions and/or additional development drilling.

                          ALEXANDER ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                       Crude oil, condensate and
                                      natural gas liquids (barrels)            Natural gas (Mcf)
                                   ---------------------------------   ------------------------------------
                                       Years ended December 31,             Years ended December 31,
                                   ---------------------------------   ------------------------------------
                                     1993        1994        1995         1993         1994         1995
                                   ---------   ---------   ---------   ----------   ----------   ----------
Proved developed reserves:
 Beginning of period ...........   1,819,924   1,797,023   1,754,840   47,289,039   65,068,990   86,085,662
                                   =========   =========   =========   ==========   ==========   ==========

 End of period .................   1,797,023   1,754,820   1,215,916   65,068,990   86,085,662   66,697,746
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

OIL AND GAS RESERVE DATA (UNAUDITED)

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS:

     Future net cash inflows are based on the future production of proved reserves of crude oil, condensate, natural gas and natural gas liquids as estimated by petroleum engineers by applying current prices of oil and gas (with consideration of price changes only to the extent fixed and determinable and with consideration of the timing of gas sales under existing contracts or spot market sales) to estimated future production of proved reserves. Prices used in determining future cash inflows for oil and natural gas for the periods ended December 31, 1993, 1994 and 1995 were as follows: 1993 - $12.75, $2.20;
1994 - $16.25, $1.62; and 1995 - $18.40, $1.95, respectively. Future net cash flows are then calculated by reducing such estimated cash inflows by the estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves and by the estimated future income taxes. Estimated future income taxes are computed by applying the appropriate year-end tax rate to the future pretax net cash flows relating to the Company's estimated proved oil and gas reserves. The estimated future income taxes give effect to permanent differences and tax credits and allowances.

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

     The following table sets forth the Company's estimated standardized measure of discounted future net cash flows (in thousands):

                                                              Years ended December 31,
                                                         -----------------------------------
                                                            1993         1994         1995
                                                         ---------    ---------    ---------
   Future cash inflows ...............................   $ 318,762    $ 298,771    $ 236,825
   Future development costs ..........................     (35,797)     (38,731)     (22,528)
   Future production costs ...........................     (78,793)     (70,993)     (71,314)
   Future income taxes ...............................     (55,291)     (38,127)     (22,193)
                                                         ---------    ---------    ---------
   Future net cash flows .............................     148,881      150,920      120,790
   10% annual discount ...............................     (54,216)     (52,027)     (36,742)
                                                         ---------    ---------    ---------
   Standardized measure of discounted future net
    cash flows .......................................   $  94,665    $  98,893    $  84,048
                                                         =========    =========    =========


     The standardized measure of estimated cash flows includes amounts related to properties sold in January 1996. It also assumes development costs relating to proved undeveloped reserves in 1996 of $11.6 million, substantially all of which

                          ALEXANDER ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


will have to be funded from various financing alternatives. Proceeds from the financing alternative will have to be sufficient in amount to also retire the Company's outstanding term note with a bank. See Notes 4 and 11.

OIL AND GAS RESERVE DATA (UNAUDITED)

     The following table sets forth changes in the standardized measure of discounted future net cash flows as follows (in thousands):

                                                                   Years ended December 31,
                                                               --------------------------------
                                                                 1993        1994        1995
                                                               --------    --------    --------
  Standardized measure of discounted future cash flows -
   beginning of period .....................................   $ 84,879    $ 94,665    $ 98,893
  Net changes in sales prices and production costs .........        557     (21,775)      7,337
  Sales of oil and gas produced, net of operating
   expenses ................................................    (12,358)    (11,255)    (10,492)
  Purchases of minerals-in-place (A) .......................      5,445      20,414         400
  Sales of minerals-in-place ...............................       (523)     (7,233)     (3,626)
  Revisions of previous quantity estimates .................       (675)    (11,558)    (38,157)
  Extensions, discoveries and improved recovery, less
   related costs ...........................................     20,169      15,119       2,394
  Previously estimated development costs incurred during
   the year and change in future development costs .........      4,195       9,347      14,567
  Accretion of discount ....................................      6,207       7,715       7,140
  Net change in income taxes ...............................     (8,987)     12,931       7,896
  Other (B) ................................................     (4,244)     (9,477)     (2,304)
                                                               --------    --------    --------
  Standardized measure of discounted future cash flows -
   end of period ...........................................   $ 94,665    $ 98,893    $ 84,048
                                                               ========    ========    ========


(A) The purchases in 1994 consists primarily of the JMC Acquisition, which includes proved developed and undeveloped reserves.

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


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information relating to the identification, business experience and directorships of each director and executive officer of the Company required by
Item 401 of Regulation S-K is presented in Part I, Item 1A, "Executive Officers of the Registrant."

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, executive officers and holders of more than 10% of the Company's common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Such persons are required by the SEC's regulations to furnish the Company with copies of all Section 16(a) forms filed by such persons.

     Based solely on the Company's review of such forms furnished to the Company and written representations from certain reporting persons, the Company believes that all filing requirements applicable to the Company's executive officers, directors and more than 10% stockholders were complied with, except for a statement of changes in beneficial ownership (Form 4) of Brian F. Egolf to report a disposition of 3,607 shares that he sold in September 1995. A 1995 annual statement of changes in beneficial ownership (Form 5) was filed in February 1996 on Mr. Egolf's behalf to report this disposition.

ITEM 11. EXECUTIVE COMPENSATION

     The following information is set forth with respect to the total cash compensation paid to the Company's five executive officers (including the Company's chief executive officer) whose cash compensation exceeded $100,000 during each of the three years ending December 31, 1995, 1994 and 1993. None of the other executive officers' cash compensations for all services rendered in all capacities to the Company and its subsidiaries exceeded $100,000 during 1995, 1994 and 1993.

                           SUMMARY COMPENSATION TABLE


                                                                                                 Long-Term Compensation
                                                                                                         Awards
                                             Annual Compensation (1)                          -------------------------------
                                ------------------------------------------------------        Restricted
                                                                          Other Annual          Stock
                                Fiscal     Salary        Bonus            Compensation         Award(s)             Options
 Name and Principal Position    Year       ($)(2)       ($)(3)                ($)               ($)(4)                (#)
- ------------------------------  ------    -------      --------           ------------        -----------          ----------
    Bob G. Alexander             1995     137,121           ---                 ---                 ---                 ---
    President and Chief          1994     133,021       233,156(5)              ---                 ---                 ---
    Executive Officer            1993     122,424        69,553                 ---                 ---                 ---

    Jim L. David                 1995      89,847           ---                 ---                 ---                 ---
    Executive Vice President     1994      88,315        48,370                 ---                 ---                 ---
                                 1993      79,973        69,553                 ---                 ---                 ---

    David E. Grose               1995      79,778           ---                 ---                 ---                 ---
    Vice President, Treasurer    1994      78,631        48,370                 ---             189,250               4,000
    and Chief Financial Officer  1993      71,308        69,553                 ---              10,500               3,000

    Roger G.  Alexander          1995      78,708           ---                 ---                 ---                 ---
    Vice President (Land)        1994      76,599        48,370                 ---             189,250               4,000
                                 1993      71,256        69,553                 ---              10,500               3,000

    James S. Wilson (6)          1995      79,383           ---                 ---                 ---                 ---
    Vice President (Operations)  1994      76,881        48,370                 ---             189,250               4,000
                                 1993      71,308        69,553                 ---              10,500               3,000


- ---------
(1) Excludes the aggregate, incremental cost to the Company of perquisites and other personal benefits, securities or property, the aggregate amount of which, with respect to the named individual, does not exceed the lesser of $50,000 or 10% of reported annual salary and bonus for such person.

(2)  Includes amounts paid by the Company which were deferred pursuant to
     Section 401(k) of the Internal Revenue Code and accrued during the years ended December 31, 1995, 1994 and 1993.

(3) The Company has a policy whereby bonuses may be awarded only if the Company has replaced produced reserves in the previous year. In those years in which this occurs, 10% of the difference between internally generated cash flow and the estimated finding cost for reserve replacement may be awarded to key employees managing key corporate functions. Bonuses were awarded equally among five executive officers of the Company in 1994 and 1993. No bonuses were paid in 1995. Included in the amount of bonus awarded for 1993, $9,853 was paid as discretionary performance bonuses for successful completion of the Company's second public offering of common stock.

(4) For 1994, the values of the grants are based on $4.625 and $6.00, the closing sale prices of the Company's common stock at October 5 and December 8, the respective dates of grants of 2,000 and 30,000 shares, respectively, to each of Messrs. Roger Alexander and Grose. Value for 1993 is based on $5.25, the closing sale price at November 30, the date of grant. Restricted stock awards of 32,000 shares in 1994 and 2,000 shares in 1993 to each of Messrs. Roger Alexander and Grose were made pursuant to the Company's 1993 Restricted Stock Plan. The restricted stock awards will automatically vest over a three-year period, assuming continued employment by the recipient, at a vesting rate of 50% after the first anniversary, 75% after the second anniversary, and 100% vesting on the third anniversary of the date of grant. At December 31, 1995, there were held in escrow for each of Messrs. Roger Alexander and Grose 16,500 restricted shares with a value of $75,281.

(5) Includes $184,786 of debt forgiveness in the form of a one-time bonus. In June 1988, Mr. Bob Alexander purchased 200,000 shares of the Company's treasury stock for a sum aggregating $322,500. In connection with this transaction, the Company advanced Mr. Bob Alexander $77,500 bearing interest at 10% repayable in ten annual installments. In November 1994, the Board of Directors approved a resolution to forgive the outstanding receivable from Mr. Bob Alexander and to also refund the principle and interest previously paid to the Company, resulting in an aggregate bonus of $184,786.

(6)  Mr. Wilson resigned his position with the Company on January 9, 1996.

     Compensation of Directors. Through June 30, 1994, non-employee directors of the Company were entitled to receive a fee of $500 for each meeting attended. Effective July 1, 1994, non-employee directors receive a fee of $2,000 for each meeting attended in person and $500 for each meeting attended telephonically.

     Option Exercises and Year End Option Values. The following information is set forth with respect to each exercise of stock options during the year ended December 31, 1995 by each of the Company's named executive officers, and the year-end value of outstanding in-the-money options held by those executive officers.

                AGGREGATED OPTION EXERCISES FOR LAST FISCAL YEAR
                           AND YEAR-END OPTION VALUES

                                                                                 VALUE OF
                                                             NUMBER OF      UNEXERCISED IN-THE-
                                                            UNEXERCISED      MONEY OPTIONS AT
                                                         OPTIONS AT FISCAL    FISCAL YEAR-END
                                                            YEAR-END (#)          ($) (1)
                                SHARES
                              ACQUIRED ON     VALUE        EXERCISABLE/        EXERCISABLE/
NAME AND PRINCIPAL POSITION  EXERCISE (#)  REALIZED ($)    UNEXERCISABLE       UNEXERCISABLE
- ---------------------------  ------------  ------------  -----------------  -------------------

Bob G. Alexander                    ---         ---                  ---                  ---

Jim L. David                        ---         ---                  ---                  ---

David E. Grose                      ---         ---         33,665 / ---         63,567 / ---

Roger G. Alexander                3,333         896          5,833 / ---         29,638 / ---

James S. Wilson                     ---         ---         20,665 / ---         34,300 / ---

- ------------
(1) Based on the closing sale price of the Company's common stock on December 31, 1995 of $4.5625.


     Option Grants in Last Fiscal Year. There were no stock options granted during the year ended December 31, 1995.

TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

     In December 1994, the Company executed employment agreements with its executive officers. The employment agreements become effective only upon a change in control or ownership. The agreements define "change in control" to have occurred when (i) a person, entity or group acquires beneficial ownership of (a) 30% or more of the outstanding shares of the common stock and the board of directors deems the acquisition to be a change in control or (b) 40% or more of the outstanding shares of common stock; (ii) either the directors who constitute the Company's board of directors at the time of execution of the employment agreements (the "Incumbent Board"), or the directors who are elected by the Company's stockholders subsequent to execution of the employment agreements and are approved by a majority of the Incumbent Board, cease to hold at least a majority of the board of directors seats; or (iii) the stockholders of the Company have approved a reorganization, share exchange, merger or consolidation which results in the stockholders of the Company owning less than 50% of the combined voting power of the then outstanding voting securities, or a liquidation or dissolution of the Company or the sale of all or substantially all of the assets of the Company.

     The employment agreements provide for an employment period ending on the earlier to occur of (i) three years from the change in control or (ii) the first day of the month next following the executive's attainment of age 65. During such period, the executive is to receive a base salary at least equal to the highest monthly base salary paid to the executive during the 36-month period immediately preceding the month in which the change in control occurs. In addition to base salary, the executive will be awarded for each fiscal year an annual bonus in cash at least equal to the highest bonus paid by the Company to the executive during the last five fiscal years immediately preceding the fiscal year in which the change in control occurs. The Company estimates the maximum severance obligation for management employees to be $2.9 million, occurring only in the event that all five of the executives that are parties to the agreements are terminated during the three-year period subsequent to change in control of the Company. See ITEM 3. LEGAL PROCEEDINGS.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table and notes thereto set forth, as of May 8, 1996, the number of shares of common stock of the Company owned by those known by the Company to own beneficially more than five percent (5%) of the outstanding shares of the Company's common stock, as well as all shares beneficially owned by each director, each named executive officer, and all directors and officers of the Company as a group. Unless otherwise noted, the person named has sole voting and investment power over the shares reflected opposite his name. The Company has been provided such information by its directors and officers.

                                                          AMOUNT AND
                                                           NATURE OF
                                                          BENEFICIAL    PERCENT
       NAME OF BENEFICIAL OWNER                            OWNERSHIP    OF CLASS
- -------------------------------------------------------  -------------  --------

      Carl C. Icahn .................................... 1,193,000 (1)     9.57%
      Elliott Associates, L.P. ......................... 1,136,843 (2)     9.12%
      Bob G. Alexander** ...............................   294,584 (3)     2.36%
      Jim L. David** ...................................   266,166         2.14%
      David E. Grose** .................................    81,915 (4)      .66%
      Roger G. Alexander** .............................    73,448 (5)      .59%
      Robert A. West* ..................................     7,066          .06%
      Brian F. Egolf*  .................................       ---          .00%
      All Officers and Directors as a group (8 persons).   735,695 (6)     5.88%

- ---------
     *  Director
     ** Director and Officer

(1) Reflects ownership as reported on Schedule 13D by High River L.P., a Delaware limited partnership, Riverdale Investors Corp., Inc., a Delaware corporation, and Carl C. Icahn, an individual (collectively referred to as "Carl Icahn"). Riverdale is the general partner of High River and Mr. Icahn is the sole stockholder of Riverdale. The corporate address for Mr. Icahn is 114 West 47th Street, 19th Floor, New York, NY 10036.

(2) Reflects ownership as reported on Schedule 13D of the number of shares of common stock of the Company held by Elliott (together with its affiliates Westgate International, L.P. and Martley International, Inc.). The address for Elliott is 712 Fifth Avenue, New York, NY 10019.

(3) The amount shown owned by Mr. Alexander includes 83,882 shares owned by Mr. Alexander's wife, Donna Ports Alexander. Mr. Alexander disclaims any beneficial interest in the shares owned by his wife.

(4) Includes the right to acquire 37,915 shares pursuant to stock options which are presently exercisable, but which have not been exercised and 16,500 shares awarded under the 1993 Restricted Stock Plan, subject to forfeiture, for which he has sole voting power.

(5) Includes the right to acquire 10,083 shares pursuant to stock options which are presently exercisable, but which have not been exercised and 16,500 shares awarded under the 1993 Restricted Stock Plan, subject to forfeiture, for which he has sole voting power.

(6) Includes the right to acquire 55,205 shares pursuant to employee stock options which are presently exercisable, but which have not been exercised and 33,625 shares awarded under 1993 Restricted Stock Plan, subject to forfeiture, for which the recipients have sole voting power.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In March 1992, the Company completed the acquisition of Bradmar. A condition to closing the acquisition was that Petroleum Investments Securities Corp. ("PISC") would enter into a consulting/noncompetitive agreement with the Company. Brian F. Egolf, a non-employee director of the Company, is an executive officer and director of PISC. Mr. Egolf was a principal stockholder, executive officer and director of Bradmar prior to the acquisition. Since consummation of the acquisition on March 19, 1992, he has served as a director of the Company. The Company has paid PISC an amount equal to $440,000 per year for a period of three years in accordance with the consulting agreement. The consulting agreement expired on March 18, 1995.

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

          3.   Exhibits.

Exhibit
 Number                 Description
- -------                 -----------

2(a) Letter of intent to merge dated December 29, 1995 between the Registrant and National Energy Group, Inc., as amended.

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

3(d) Restated Bylaws of the Registrant, effective November 1, 1987, has been previously filed as Exhibit 3(d) to Form 10-K for the fiscal year ended December 31, 1994, and such bylaws are incorporated herein by reference.

4(a) Share Rights Agreement by and between the Registrant and Liberty Bank and
     Trust Company of Oklahoma City, N.A. dated December 15, 1994, has been previously filed as Exhibit 4.2 to Form 8-K dated December 15, 1994, and such agreement is incorporated herein by reference.

4(b) Note Agreement between the Registrant and John Hancock Mutual Life
     Insurance Company ("Hancock") dated June 1, 1988, has been previously filed as Exhibit 4(b) to Form 10-K for the fiscal year ended December 31, 1994, and such agreement is incorporated herein by reference.

4(c) Waiver and Amendment to Note Agreement entered into effective April 15,
     1996 by and between the Registrant and Hancock.

4(d) Agreement Regarding Liquidation and Winding Up of Certain Partnerships entered into effective April 15, 1996 by and among the Registrant, Hancock and Canadian Imperial Bank of Commerce ("CIBC").

4(e) Note Agreement dated as of April 25, 1989, by and among AEJH 1989 Limited
     Partnership, the Registrant and John Hancock Mutual Life Insurance
     (10 1/2% Senior Secured Notes) has been previously filed as Exhibit 4(c) to Form 10-K for the fiscal year ended December 31, 1994, and such agreement is incorporated herein by reference.

4(f) Consent of Hancock dated effective as of April 15, 1996.

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

10(c) Credit Agreement dated November 14, 1994 among the Registrant, certain commercial lending institutions and CIBC, as Agent, has previously been filed as Exhibit 10.1 to Form 8-K dated November 14, 1994, and such agreement is incorporated herein by reference.

10(d) First Amendment to Credit Agreement dated as of July 14, 1995 by and among the Registrant, various financial institutions as are or may become parties to the Amendment and CIBC, as Agent.

10(e) Letter agreement dated November 20, 1995 among the Registrant, certain commercial lending institutions and CIBC, as the Agent.

10(f) Second Amendment to Credit Agreement dated as of April 15, 1996 by and among the Registrant, the various financial institutions as are or may become parties thereto, and CIBC, acting through its New York Agency as agent.

10(g) Secured Term Note of the Registrant in the principal amount of $11,000,000 dated April 15, 1996 payable to CIBC.

10(h) Letter agreement dated April 29, 1996 regarding disposition of hydrocarbons assigned by means of certain mortages, deeds of trust, assignments, security agreements and financing statements.

10(i) Intercreditor Agreement dated as of April 15, 1996 by and among CIBC, as agent for certain financial institutions as are or may become parties to the Credit Agreement ("Lenders"), Hancock (together with its successors and assigns), Barnett & Co., CIBC, as administrative agent for itself and the Secured Persons, and CIBC Inc., a Delaware corporation, as collateral agent for itself and the Secured Persons ("Collateral Agent").

10(j) Agreement and Consent entered into as of April 15, 1996 by and among the Registrant, the Agent, the Lenders and the Collateral Agent.

10(k) Sale and Purchase Agreement dated September 26, 1994 by and among JMC Exploration, Inc., Ted Bowman, Chris Webb and John Abrahamson and the Registrant has previously been filed as Exhibit 2.1 to Form 8-K dated November 14, 1994, and such agreement is incorporated herein by reference.

10(l) First Amendment to Sale and Purchase Agreement dated October 26, 1994 by and among JMC Exploration, Inc., Ted Bowman, Chris Webb and John Abrahamson and the Registrant has previously been filed as Exhibit 2.2 to Form 8-K dated November 14, 1994, and such amendment is incorporated herein by reference.

10(m) Alexander Energy Corporation 1986 Incentive Stock Option Plan, as amended, has previously been filed as Exhibit 4.2 to Registration Statement No. 33-20425 dated March 22, 1988, and such plan is incorporated herein by reference.

10(n) Alexander Energy Corporation 1993 Stock Option Plan has previously been filed as Exhibit A to the Registrant's Proxy Statement for the 1993 Annual Meeting of Stockholders, and such plan is incorporated herein by reference.

10(o) 1993 Restricted Stock Award Plan for Alexander Energy Corporation and It's Subsidiaries has previously been filed as Exhibit B to the Registrant's Proxy Statement for the 1993 Annual Meeting of Stockholders, and such plan is incorporated herein by reference.

10(p) Agreement of Limited Partnership of AEJH 1985 Limited Partnership by and between the Registrant and John Hancock Mutual Life Insurance Company, together with all amendments thereto, has previously been filed as
       Exhibit 10(e) to Form 10-K for the fiscal year ended December 31, 1991, and such agreement is incorporated herein by reference.

10(q) Agreement of Limited Partnership of AEJH 1987 Limited Partnership by and between the Registrant and John Hancock Mutual Life Insurance Company, together with all amendments thereto, has previously been filed as
       Exhibit 10(g) to Form 10-K for the fiscal year ended December 31, 1991, and such agreement is incorporated herein by reference.

10(r) Agreement of Limited Partnership of AEJH 1989 Limited Partnership by and between the Registrant and John Hancock Mutual Life Insurance Company dated April 25, 1989 has previously been filed as Exhibit 10(l) to Form 10-K for the fiscal year ended December 31, 1994, and such agreement is incorporated herein by reference.

10(s) Limited Partnership Agreement of Energy and Environmental Services Limited Partnership dated May 15, 1991 by and between Energy and Environmental Services, Inc., as general partner, and Alexander Energy Corporation and REP, Inc., as limited partners, has previously been filed as Exhibit 10(l) to Form 10-K for the fiscal year ended December 31, 1991, and such agreement is incorporated herein by reference.

10(t) Alexander Energy Corporation 1981 Non-Qualified Stock Option Plan has previously been filed as Exhibit 10(w) to Registration Statement No. 33-45182 dated January 24, 1992, and such plan is incorporated herein by reference.

10(u) Consulting Agreement dated March 19, 1992 between the Registrant and Petroleum Investment Securities Corp. has previously been filed as
       Exhibit 10(t) to Form 10-K for the fiscal year ended December 31, 1993, and such agreement is incorporated herein by reference.

10(v) Warrant Purchase Agreement among the Registrant, Hanifen, Imhoff Inc. and The Principal/Eppler, Guerin & Turner, Inc. has previously been filed as
       Exhibit 10(u) to Amendment No. 1 to Registration Statement No. 33-57142 dated February 26, 1993, and such agreement is incorporated herein by reference.

10(w) Purchase Option agreement (warrants) between ANEC and Gaines, Berland, Inc. dated September 14, 1993 has previously been filed as Exhibit 10(u) to Form 10-K for the fiscal year ended December 31, 1994, and such agreement is incorporated herein by reference.

10(x) Alexander Energy Corporation Management Incentive Plan effective January 1, 1991 has previously been filed as Exhibit 10(v) to Registration Statement No. 33-57142 dated January 19, 1993, and such agreement is incorporated herein by reference.

10(y) Form of Employment Agreement between the Registrant and the executive officers of the Registrant has previously been filed as Exhibit 10(dd) to Form 10-K for the fiscal year ended December 31, 1994, and such agreement is incorporated herein by reference.

10(z) Form of Special Severance Agreement between the Registrant and the technical support staff of the Registrant has previously been filed as
       Exhibit 10(ee) to Form 10-K for the fiscal year ended December 31, 1994, and such agreement is incorporated herein by reference.

10(aa) Separation Policy of the Registrant dated December 8, 1994 has previously been filed as Exhibit 10(ff) to Form 10-K for the fiscal year ended December 31, 1994, and such agreement is incorporated herein by reference.

10(bb) Letter of May 8, 1996 by and among CIBC, as agent, CIBC Inc., as Lender and as Collateral Agent, and the Registrant referencing that certain Agreement and Consent dated April 15, 1996.

10(cc) Letter of May 7, 1996 referencing the Credit Agreement dated November 14,
       1994, as amended, by and among the Registrant, the Lenders and CIBC, as agent for the Lenders.

10(dd) Letter of May 10, 1996 referencing that certain Credit Agreement among the Registrant, the Lenders and CIBC, as agent for the Lenders, dated as of November 14, 1994, as amended.

11     Computation of Earnings (Loss) per share.

21     Subsidiaries of the Registrant

23(a)  Consent of Ernst & Young LLP, Independent Auditors

23(b)  Consent of Coopers & Lybrand L.L.P., Independent Accountants

27     Financial Data Schedules


(b) The Company filed no reports on Form 8-K during the quarter ended December 31, 1995.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

                                                    ALEXANDER ENERGY CORPORATION

                                                By   /s/ BOB G. ALEXANDER
                                                    ---------------------------
May 10, 1996                                            Bob G. Alexander
                                                            President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


             Signature                    Title                     Date
         ------------------    ---------------------------      -------------


         /s/ BOB G. ALEXANDER     Chief Executive Officer
         -----------------------    and Director
           Bob G. Alexander


         /s/ DAVID E. GROSE       Chief Financial Officer,
         -----------------------    Controller and Director
           David E. Grose


         /s/ JIM L DAVID          Officer and Director
         -----------------------
             Jim L. David


         /s/ ROGER G. ALEXANDER   Officer and Director         May 10, 1996
         ----------------------
            Roger G. Alexander


         /s/ BRIAN F. EGOLF       Director
         ---------------------
             Brian F. Egolf


         /s/ ROBERT A. WEST       Director
         ---------------------
            Robert A. West

                               INDEX TO EXHIBITS
                                  TO FORM 10-K


Exhibit
  No.
- -------
2(a)     Letter of intent to merge dated December 29, 1995 between the
         Registrant and National Energy Group, Inc., as amended.

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

3(d) Restated Bylaws of the Registrant, effective November 1, 1987, has been previously filed as Exhibit 3(d) to Form 10-K for the fiscal year ended December 31, 1994, and such bylaws are incorporated herein by reference.

4(a) Share Rights Agreement by and between the Registrant and Liberty Bank and Trust Company of Oklahoma City, N.A. dated December 15, 1994, has been previously filed as Exhibit 4.2 to Form 8-K dated December 15, 1994, and such agreement is incorporated herein by reference.

4(b)     Note Agreement between the Registrant and John Hancock Mutual Life
         Insurance Company ("Hancock") dated June 1, 1988, has been previously filed as Exhibit 4(b) to Form 10-K for the fiscal year ended December
         31, 1994, and such agreement is incorporated herein by reference.

4(c)     Waiver and Amendment to Note Agreement entered into effective April
         15, 1996 by and between the Registrant and Hancock.

4(d) Agreement Regarding Liquidation and Winding Up of Certain Partnerships entered into effective April 15, 1996 by and among the Registrant, Hancock and Canadian Imperial Bank of Commerce ("CIBC").

4(e)     Note Agreement dated as of April 25, 1989, by and among AEJH 1989
         Limited Partnership, the Registrant and John Hancock Mutual Life
         Insurance (10 1/2% Senior Secured Notes) has been previously filed as
         Exhibit 4(c) to Form 10-K for the fiscal year ended December 31, 1994, and such agreement is incorporated herein by reference.

4(f)     Consent of Hancock dated effective as of April 15, 1996.

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

10(c) Credit Agreement dated November 14, 1994 among the Registrant, certain commercial lending institutions and CIBC, as Agent, has previously been filed as Exhibit 10.1 to Form 8-K dated November 14, 1994, and such agreement is incorporated herein by reference.



10(d) First Amendment to Credit Agreement dated as of July 14, 1995 by and among the Registrant, various financial institutions as are or may become parties to the Amendment and CIBC, as Agent.

10(e) Letter agreement dated November 20, 1995 among the Registrant, certain commercial lending institutions and CIBC, as the Agent.

10(f) Second Amendment to Credit Agreement dated as of April 15, 1996 by and among the Registrant, the various financial institutions as are or may become parties thereto, and CIBC, acting through its New York Agency as agent.

10(g) Secured Term Note of the Registrant in the principal amount of $11,000,000 dated April 15, 1996 payable to CIBC.

10(h) Letter agreement dated April 29, 1996 regarding disposition of hydrocarbons assigned by means of certain mortgages, deeds of trust, assignments, security agreements and financing statements.

10(i) Intercreditor Agreement dated as of April 15, 1996 by and among CIBC, as agent for certain financial institutions as are or may become parties to the Credit Agreement ("Lenders"), Hancock (together with its successors and assigns), Barnett & Co., CIBC, as administrative agent for itself and the Secured Persons, and CIBC Inc., a Delaware corporation, as collateral agent for itself and the Secured Persons
         ("Collateral Agent").

10(j) Agreement and Consent entered into as of April 15, 1996 by and among the Registrant, the Agent, the Lenders and the Collateral Agent.

10(k)    Sale and Purchase Agreement dated September 26, 1994 by and among JMC
         Exploration, Inc., Ted Bowman, Chris Webb and John Abrahamson and the
         Registrant has previously been filed as Exhibit 2.1 to Form 8-K dated
         November 14, 1994, and such agreement is incorporated herein by reference.

10(l) First Amendment to Sale and Purchase Agreement dated October 26, 1994 by and among JMC Exploration, Inc., Ted Bowman, Chris Webb and John
         Abrahamson and the Registrant has previously been filed as Exhibit 2.2 to Form 8-K dated November 14, 1994, and such amendment is incorporated herein by reference.

10(m) Alexander Energy Corporation 1986 Incentive Stock Option Plan, as amended, has previously been filed as Exhibit 4.2 to Registration
         Statement No. 33-20425 dated March 22, 1988, and such plan is incorporated herein by reference.

10(n) Alexander Energy Corporation 1993 Stock Option Plan has previously been filed as Exhibit A to the Registrant's Proxy Statement for the 1993 Annual Meeting of Stockholders, and such plan is incorporated herein by reference.

10(o)    1993 Restricted Stock Award Plan for Alexander Energy Corporation and
         It's Subsidiaries has previously been filed as Exhibit B to the Registrant's Proxy Statement for the 1993 Annual Meeting of
         Stockholders, and such plan is incorporated herein by reference.

10(p) Agreement of Limited Partnership of AEJH 1985 Limited Partnership by and between the Registrant and John Hancock Mutual Life Insurance
         Company, together with all amendments thereto, has previously been filed as Exhibit 10(e) to Form 10-K for the fiscal year ended December
         31, 1991, and such agreement is incorporated herein by reference.



10(q) Agreement of Limited Partnership of AEJH 1987 Limited Partnership by and between the Registrant and John Hancock Mutual Life Insurance
         Company, together with all amendments thereto, has previously been filed as Exhibit 10(g) to Form 10-K for the fiscal year ended December
         31, 1991, and such agreement is incorporated herein by reference.

10(r) Agreement of Limited Partnership of AEJH 1989 Limited Partnership by and between the Registrant and John Hancock Mutual Life Insurance
         Company dated April 25, 1989 has previously been filed as Exhibit
         10(l) to Form 10-K for the fiscal year ended December 31, 1994, and such agreement is incorporated herein by reference.

10(s)    Limited Partnership Agreement of Energy and Environmental Services
         Limited Partnership dated May 15, 1991 by and between Energy and
         Environmental Services, Inc., as general partner, and Alexander Energy
         Corporation and REP, Inc., as limited partners, has previously been filed as Exhibit 10(l) to Form 10-K for the fiscal year ended December
         31, 1991, and such agreement is incorporated herein by reference.

10(t) Alexander Energy Corporation 1981 Non-Qualified Stock Option Plan has previously been filed as Exhibit 10(w) to Registration Statement No.
         33-45182 dated January 24, 1992, and such plan is incorporated herein by reference.

10(u)    Consulting Agreement dated March 19, 1992  between the Registrant and
         Petroleum Investment Securities Corp. has previously been filed as
         Exhibit 10(t) to Form 10-K for the fiscal year ended December 31, 1993, and such agreement is incorporated herein by reference.

10(v)    Warrant Purchase Agreement among the Registrant, Hanifen, Imhoff Inc.
         and The Principal/Eppler, Guerin & Turner, Inc. has previously been filed as Exhibit 10(u) to Amendment No. 1 to Registration Statement
         No. 33- 57142 dated February 26, 1993, and such agreement is incorporated herein by reference.

10(w)    Purchase Option agreement (warrants) between ANEC and Gaines, Berland,
         Inc. dated September 14, 1993 has previously been filed as Exhibit
         10(u) to Form 10-K for the fiscal year ended December 31, 1994, and such agreement is incorporated herein by reference.

10(x)    Alexander Energy Corporation Management Incentive Plan effective
         January 1, 1991 has previously been filed as Exhibit 10(v) to Registration Statement No. 33-57142 dated January 19, 1993, and such agreement is incorporated herein by reference.

10(y) Form of Employment Agreement between the Registrant and the executive officers of the Registrant has previously been filed as Exhibit 10(dd) to Form 10-K for the fiscal year ended December 31, 1994, and such agreement is incorporated herein by reference.

10(z) Form of Special Severance Agreement between the Registrant and the technical support staff of the Registrant has previously been filed as
         Exhibit 10(ee) to Form 10-K for the fiscal year ended December 31, 1994, and such agreement is incorporated herein by reference.

10(aa) Separation Policy of the Registrant dated December 8, 1994 has previously been filed as Exhibit 10(ff) to Form 10-K for the fiscal year ended December 31, 1994, and such agreement is incorporated herein by reference.

10(bb)   Letter of May 8, 1996 by and among CIBC, as agent, CIBC Inc., as
         Lender and as Collateral Agent, and the Registrant referencing that certain Agreement and Consent dated April 15, 1996.

10(cc)   Letter of May 7, 1996 referencing the Credit Agreement dated November
         14, 1994, as amended, by and among the Registrant, the Lenders and CIBC, as agent for the Lenders.

10(dd) Letter of May 10, 1996 referencing that certain Credit Agreement among the Registrant, the Lenders and CIBC, as agent for the Lenders, dated as of November 14, 1994, as amended.

11       Computation of Earnings (Loss) per share.

21       Subsidiaries of the Registrant

23(a)    Consent of Ernst & Young LLP, Independent Auditors

23(b)    Consent of Coopers & Lybrand L.L.P., Independent Accountants

27       Financial Data Schedules

