Form 10-Q
ALEXANDER ENERGY CORP
filed 1996-05-20
CIK 355143

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


[Mark One]

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and
    Exchange Act of 1934 For the Period Ended March 31, 1996

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the Transition Period From ________________________ to ____________________________


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

Outstanding shares of $.03 par value common stock at May 17, 1996: 12,461,058

                          ALEXANDER ENERGY CORPORATION

                                     INDEX


                                                                        PAGE NO.


Part I.  Financial Information

Item 1.  Financial Statements


  Condensed Consolidated Balance Sheets - December 31, 1995 and
     March 31, 1996 (Unaudited)............................................  1

  Condensed Consolidated Statements of Operations - Three months ended
     March 31, 1995 and 1996 (Unaudited)...................................  2

  Condensed Consolidated Statements of Cash Flows - Three months ended
     March 31, 1995 and 1996 (Unaudited)...................................  3

  Notes to Condensed Consolidated Financial Statements (Unaudited).........  4

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................4-9

Part II. Other Information

Item 1.  Legal Proceedings ................................................ 10

Item 3.  Defaults Upon Senior Securities .................................. 10

Item 6.  Exhibits and reports on Form 8-K.................................. 10

                         PART I.  FINANCIAL INFORMATION

                          ALEXANDER ENERGY CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Information at March 31, 1996 is unaudited.)

                                     ASSETS


                                                                     December  31,  March  31,
                                                                         1995         1996
                                                                     -------------  ----------
Current assets:
 Cash and cash equivalents........................................   $  1,451,983  $ 1,824,020
 Accounts receivable..............................................      4,192,891    4,007,860
 Prepaid expenses and other.......................................        528,089      660,134
                                                                     ------------  -----------
     Total current assets.........................................      6,172,963    6,492,014

Properties and equipment, less accumulated amortization and
 depreciation of $49,863,075 as of December 31, 1995 and $51,932,658
 as of March 31, 1996.............................................     84,155,818   82,277,467

Other assets, net.................................................      1,537,917    1,504,136
                                                                     ------------  -----------

                                                                     $ 91,866,698  $90,273,617
                                                                     ============  ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued liabilities........................    $  8,505,514  $ 6,832,847
 Long-term debt due within one year..............................       4,162,475    5,962,475
                                                                     ------------  -----------
     Total current liabilities...................................      12,667,989   12,795,322

Long-term debt due after one year................................      44,350,985   42,512,100

Noncurrent gas balancing, gas prepayments and
 other noncurrent liabilities....................................       3,163,282    2,886,571

Deferred income taxes............................................       1,056,000    1,158,825

Stockholders' equity:
Preferred stock - none issued and outstanding....................            ---          ---
 Common stock - issued - 12,451,605 and 12,456,985 shares at
  December 31, 1995 and March 31, 1996, respectively.............         373,548      373,709
 Paid-in capital.................................................      40,262,808   40,355,404
 Accumulated deficit.............................................     (10,007,914)  (9,808,314)
                                                                     ------------  -----------
     Total stockholders' equity..................................      30,628,442   30,920,799
                                                                     ------------  -----------

                                                                     $ 91,866,698  $90,273,617
                                                                     ============  ===========


                            See accompanying notes.

                          ALEXANDER ENERGY CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                 Three months ended
                                                                      March 31,
                                                               ----------------------
                                                                  1995        1996
                                                               ----------  ----------
Revenues:
 Oil and gas sales.........................................    $4,523,633  $4,511,548
 Interest and other........................................        35,021     105,914
 Management fees and well operator reimbursements..........       698,152     492,776
                                                               ----------  ----------
     Total revenues........................................     5,256,806   5,110,238

Costs and expenses:
 Direct lifting costs......................................     1,405,989     943,723
 Gross production and severance tax........................       277,460     276,558
 Amortization and depreciation.............................     2,257,487   2,083,195
 General and administrative expenses.......................       746,663     584,615
 Interest expense..........................................       970,509     919,722
 Nonrecurring abandoned merger costs.......................       300,000         ---
                                                               ----------  ----------
     Total costs and expenses..............................     5,958,108   4,807,813
                                                               ----------  ----------

Income (loss) before provision (benefit) for income taxes..      (701,302)    302,425

Provision (benefit) for deferred income taxes..............      (260,000)    102,825
                                                               ----------  ----------

Net income (loss)..........................................    $ (441,302) $  199,600
                                                               ==========  ==========

Weighted average shares of common stock and common equivalent
 shares outstanding........................................    12,272,616  12,504,790
                                                               ==========  ==========

Net income (loss) per common and common equivalent share...    $     (.04) $      .02
                                                               ==========  ==========



                           See accompanying notes.

                          ALEXANDER ENERGY CORPORATION

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Note 1)
                                  (Unaudited)


                                                                      Three months ended
                                                                           March 31,
                                                                   ------------------------
                                                                       1995        1996
                                                                   -----------  -----------
Cash flows from operating activities:
 Net income (loss)...........................................      $  (441,302)     199,600
 Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Amortization and depreciation..............................        2,257,487    2,083,195
  Amortization of deferred compensation for stock awards.....          101,435       30,326
  Accretion of imputed interest..............................           37,425       24,408
  Deferred income taxes......................................         (260,000)     102,825
  Decrease in accounts receivable............................          277,777      185,031
  Increase in prepaid expenses and other.....................         (427,792)    (132,045)
  Increase (decrease) in accounts payable and accrued
   liabilities ..............................................           53,294   (1,672,667)
  Increase in noncurrent gas balancing liability and
   other noncurrent liabilities..............................           26,794       40,596
                                                                   -----------  -----------

   Net cash provided by operating activities.................        1,625,118      861,269

Cash flows from investing activities:
 Decrease in other assets, net...............................           92,776       33,781
 Additions to properties and equipment.......................       (2,181,042)  (1,348,491)
 Proceeds from the sale of properties and equipment..........           45,691      801,932
                                                                   -----------  -----------

   Net cash used by investing activities.....................       (2,042,575)    (512,778)

Cash flows from financing activities:
 Proceeds from borrowings on long-term debt..................        2,000,000          ---
 Payments on long-term debt..................................           (5,691)     (38,885)
 Proceeds from exercise of employee stock options............            4,876       62,431
                                                                   -----------  -----------

   Net cash provided by financing activities.................        1,999,185       23,546
                                                                   -----------  -----------

Net increase in cash and cash equivalents during the period..        1,581,728      372,037
                                                                   -----------  -----------

Cash and cash equivalents at beginning of period.............          792,752    1,451,983
                                                                   -----------  -----------

Cash and cash equivalents at end of period ..................      $ 2,374,480  $ 1,824,020
                                                                   ===========  ===========


Interest paid amounted to $837,574 and $847,907 for the three months ended March 31, 1995 and 1996, respectively.

In 1996, the Company eliminated gas balancing liabilities of approximately $342,000 in connection with the sale of certain properties.

                            See accompanying notes.

                          ALEXANDER ENERGY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1. The consolidated results presented for the three-month periods ended March 31, 1995 and 1996 are unaudited but the management of Alexander Energy Corporation believes that all adjustments, which consist only of normal recurring adjustments, necessary for a fair presentation of the consolidated
results of operations for the periods have been included.   The consolidated
results are not necessarily indicative of those to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

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

RESULTS OF OPERATIONS

     Total Revenues; Oil and Gas Sales. Total revenues decreased for the three months ended March 31, 1996 compared to the three months ended March 31, 1995 . The decrease in total revenues was comprised of decreased oil and natural gas sales and decreased well operator reimbursements due to the sale of certain properties during 1995 and the first quarter of 1996. The decreased oil and natural gas sales are attributable to lower production volumes for both oil and natural gas as a result of certain wells sold during 1995 and January 1996, offset by higher product prices for both oil and natural gas.

     The decrease in oil and gas sales consisted of decreased production for both oil and natural gas. Oil revenues decreased by 37% due to a 40% decrease in production quantities and a 6% increase in the average price per Bbl of production for the three months ended March 31, 1996 as compared to 1995. Natural gas revenues increased by 9% due to a 38% increase in the average price per Mcf of natural gas produced, offset by a 21% decrease in product quantities for the three months ended March 31, 1996 as compared to 1995.

     Well Operator and Management Fees. Well operator and management fees decreased 29% for the three months ended March 31, 1996 compared to the same period in 1995. This decrease is attributable to a reduction in the number of operated producing properties, due to the sale of certain properties during 1995 and the first quarter of 1996. Included in the management fees were reimbursements of overhead expense of $5,000 per month from AEJH 1987 and $10,000 per month from the AEJH 1989 Limited Partnerships (the "Partnerships"). In May 1996, the Company agreed to liquidate and terminate these Partnerships in the second quarter of 1996, the net income effect of which is not expected to be significant.

     Interest and Other Revenues. The increase in interest and other revenue for the three months ended March 31, 1996 compared to 1995 resulted from interest income on invested cash and marketing fees for both oil and natural gas.

     Oil and Gas Prices. Oil prices received by the Company increased 6% during the three months ended March 31, 1996, resulting in an average price of $17.96 per Bbl compared to the average price per Bbl of $16.88 for the same period in 1995. Revenues and operating results for future periods will continue to be impacted by price fluctuations which are largely influenced by market conditions and the quantity of the oil sold by OPEC.

     During the three months ended March 31, 1996, the Company experienced an increase in natural gas prices. In recent years, the Company has sold much of its natural gas under short-term (typically month-to-month) contracts. Natural gas prices received by the Company increased 38% during the three months ended March 31, 1996, resulting in an average price of $1.98 per Mcf compared to an average price per Mcf of $1.44 for the same period in 1995. Future sales prices will be dependent upon the future supply and demand of natural gas in the market and the quantities of gas sold under short-term contracts as opposed to quantities sold under long-term contracts, which currently command higher prices.

     Oil and Gas Production. Production and average prices received per Bbl and Mcf are as follows:

                                                       Three months ended
                                                            March 31,
                                                       ------------------
                                                        1995        1996
                                                        ----        ----
          Crude oil:
              Production (Bbls)....................     54,369     32,397
              Average price received per barrel....     $16.88     $17.96

          Natural gas:
              Production (Mcf).....................  2,502,863  1,989,022
              Average price received per Mcf.......      $1.44      $1.98


     Oil and natural gas production volumes for the three months ended March 31, 1996 on an Mcf equivalent (Mcfe) basis decreased from such volumes for the same period in 1995 by 23%. This decrease in production was due to the sale of certain producing properties during the three months ended March 31, 1996 and during the year ended 1995. Although the Company experienced some curtailments of gas production, these curtailments have not been material. The curtailments were primarily attributable to excess supply and price competitiveness with oil. There can be no assurance that the Company will not experience future curtailments.

     Oil and natural gas production volumes for the year ended December 31, 1996 are expected to be lower than 1995. This expected decrease is primarily attributable to a decrease in development activities in 1995 and 1996 due to the sale of certain properties during 1995 and the three months ended March 1996.

     Total Expenses; Oil and Gas Operating Expenses. Total costs and expenses decreased for the three months ended March 31, 1996 compared to the same period in 1995. Oil and gas operating expenses decreased for the three months ended March 31, 1996 compared to the same period in 1995, due to reduced operating expenses attributable to a lesser number of producing wells, which were sold during 1995 and the three months ended March 1996. Oil and gas operating expenses decreased on an Mcfe basis to $.56 for the three months ended March 31, 1996 compared to $.60 for the same period in 1995.

     Amortization and Depreciation. The amortization and depreciation rate per dollar of oil and gas sales for the three months ended March 31, 1996 decreased to $.46 compared to $.50 for the same period in 1995. The decreased rate for the three months ended March 31, 1996 was primarily due to the increased estimated future gross revenues resulting from the higher product price for both oil and natural gas for the three months ended March 31, 1996. The amortization and depreciation rates for future periods will increase or decrease corresponding with the fluctuations in oil and gas prices, reserve volumes and production.

     General and Administrative Expenses. General and administrative expenses decreased for the three months ended March 31, 1996 compared to the same period in 1995. This decrease was primarily related to a lesser number of personnel comprising general and administrative expenses for the three months ended March 31, 1996 compared to the same period in 1995. Well operator and management fees offset 84% of net general and administrative expenses during the three months ended March 31, 1996 compared to 94% during the same period in 1995.

     Interest Expense. Interest expense decreased for the three months ended March 31, 1996 compared to the same period in 1995 due to a decrease in the interest rate. The Company's credit facility bears interest at LIBOR plus 1.5% (a rate of 6.9375% at March 31, 1996). The Company's outstanding borrowings under certain long-term debt agreements will bear interest at rates higher than the 1995 rates or the rates for the three months ended March 31, 1996 due to modifications to certain debt agreements in May 1996.

     Nonrecurring Abandoned Merger Costs. The Company had no such expenses for the three months ended March 31, 1996. On May 10, 1995, the Company announced the termination of discussions regarding the possible outstanding merger with Abraxas and, accordingly, expensed $300,000 of related costs.

     Taxes. As a result of the public offerings in 1993, the Company had an ownership change pursuant to Section 382 of the Internal Revenue Code. Accordingly, in 1996 and 1995, the Company's provision or benefit for income taxes approximated the statutory federal rate.

LIQUIDITY AND CAPITAL RESOURCES

     General. The Company's capital requirements relate primarily to exploitation, development, exploration and acquisition activities. In general, because the Company's oil and gas reserves are depleted by production, the success of its business strategy is dependent upon a continuous exploitation, development, exploration and acquisition program.

     Historically, the Company has funded its capital requirements through cash flow from operations, bank borrowings, various carried interest arrangements (whereby other parties paid a portion of the Company's share of costs) and equity sales. The Company's capital resources available to fund capital requirements consist primarily of cash flow from operations, not otherwise used to retire outstanding long-term debt. As of March 1996, the Company has capital expenditure commitments of approximately one million dollars which the Company believes can be funded through cash flow from operations. The Company's capital expenditure budget for 1996 is approximately $13 million, substantially all of which represents the development of Company proved undeveloped locations. Substantially all of the budget amount in excess of that expected to be available from operations, after debt service, will have to be funded through various alternatives, including equity sales, debt offerings, and/or non-key property sales. Proceeds from the financing alternatives will have to be sufficient in amount to also retire the Company's outstanding term note with a bank, which has a balance at March 31, 1996 of $11.0 million. The Company believes it has the capability of executing such financing alternatives on a timely basis; however, there are no assurances of that. The Company may defer budgeted expenditures to future periods. Deferral of the budgeted capital expenditures may cause a delay in the realization of undeveloped oil and gas reserves.

     Cash Flows. For the three months ended March 31, 1996, the Company's cash provided by operating activities was approximately $.9 million, a decrease of 47% compared to $1.6 for the same period in 1995. The $1.6 million net change in assets and liabilities resulting from operating activities is primarily the result of reduced drilling activities and reduced oil and gas production volumes which caused a reduction in accounts payable and accounts receivable, respectively, for the three months ended March 31, 1996 compared with the same period in 1995. The Company has a $2.9 million net gas balancing liability attributable to 2.1 Bcf of natural gas production in excess of the Company's entitled natural gas volumes. The majority of these excess sales are from properties that have gas balancing agreements which provide for recoupments by the underproduced owners from 25% of volumes attributable to the Company's interest. At March 31, 1996, approximately $1.5 million was included in current liabilities associated with such net excess sales liability.

     Net cash used by investing activities for the three months ended March 31, 1996 decreased approximately $1.9 million from the same period in 1995. Additions to oil and gas properties decreased by approximately $.8 million due primarily to reduced oil and gas property acquisitions and development. Proceeds from the sale of properties and equipment increased by approximately 756,000 in 1996 to approximately $802,000, resulting from the sale of oil and gas properties in January 1996.

     Net cash provided by financing activities was approximately $24,000 for the three months ended March 31, 1996 compared to $2.0 million for the corresponding period in 1995. Net cash provided for the three months ended March 31, 1996 resulted from proceeds from the exercise of employee stock options, offset partially by payments on long-term debt. At March 31, 1996, the Company had a working capital deficit of $6.3 million and had no availability under its revolving line of credit. (See "Long Term Debt").

     Long Term Debt. At March 31, 1996, the Company had $44.0 million outstanding under its revolving credit facility with a bank. Subsequent to December 31, 1995, the lender reduced the borrowing base to $33.0 million, effective to December 31, 1995, requiring the $11.0 million excess borrowings to be converted to a term note. In May 1996, the Company amended the credit agreement (the "Amended Agreement"). Under the Amended Agreement, the term note requires, among other things, monthly payments of principal of $350,000 plus interest, beginning effective April 1996, through its maturity date of April 1, 1997 at which time the remaining unpaid principal and interest become due. The term note will bear interest at the prime rate plus 3% (an aggregate rate of 11.25% at March 31, 1996) through October 15, 1996 and the prime rate plus 4% thereafter.

     The borrowings associated with the revolving credit facility cannot exceed the borrowing base, which relates to the Company's oil and gas reserve base. The borrowing base is subject to semi annual redeterminations each April and October until April 1, 1997, at which time the borrowing base is reduced quarterly by 1/16th through December 31, 2000. The revolving credit facility interest rate (6.9375% at March 31, 1996) will also increase to LIBOR plus 2.0%, under the Amended Agreement, beginning effective April 1996. All of the borrowings outstanding with this lender, under the Amended Agreement, are secured by a first and prior lien on substantially all of the Company's assets.

     In connection with the Amended Agreement, the lender also reduced the minimum requirements related to certain financial covenants. The Company expects to be able to comply with the amended financial requirements in future periods.

     At March 31, 1996, the Company also had $3.0 million outstanding under a term note with a stockholder which contains various financial covenants. In May 1996, the Company obtained a waiver through April 1, 1997 from the stockholder for noncompliance with certain covenants. Under the waiver, the Company is required to make its scheduled principal payment of $1.0 million in June 1996. The Stockholder may, at its sole discretion, require the remaining $2 million of unpaid principal and accumulated interest due anytime after April 1, 1997. The Company also secured the stockholder loan on an equal basis with the bank debt discussed above and agreed to liquidate and distribute the assets of the AEJH 1985, AEJH 1987 and AEJH 1989 Limited Partnerships.

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

PART II.    OTHER INFORMATION

Item 1.   Legal Proceedings

        A petition was filed in Oklahoma County District Court on July 25, 1995, against the Company and its directors by Bill V. Dean and Elliott Associates, L.P. ("Elliott"). The suit purported to be a derivative action on behalf of the Company against the Board of Directors breach of fiduciary duties in enacting a share rights plan, approving certain severance contracts and policy, and proposing the Senior Note Offering. No damages are being sought against the Company. The suit asks that the Company's share rights plan and sevarance contracts and policy be invalidated, seeks an injunction against the Company's Senior Note Offering and requests damages to the Company from the directors in excess of $10,000. In August 1995, the Company elected to defer its proposed Senior Note Offering. The Company filed a motion to dismiss which was granted by the court in 1995 dismissing Elliott as plaintiff. The court granted Eilliott leave to file an amended petition. Elliott declined to file an amended petition and is appealing its dismissal to the Oklahoma Court of Appeals. The Company and its directors have filed their answer denying all allegations. The suit is currently in discovery. The Company believes the derivative action is without merit and will vigourously defend against this action.

        The Company and its subsidiaries are named defendants in lawsuits and are involved from time to time in governmental proceedings, all arising in the ordinary course of business. Although the outcome of these lawsuits and proceedings cannot be predicted with certainty, management does not expect these matters will have a material adverse effect on the financial position of the Company.

Item 3.   Defaults Upon Senior Securities

        See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Long Term Debt.

Item 6.   Exhibits and reports on Form 8-K

     (a) (i)  Exhibit 11 - Computation of Earnings (Loss) Per Share

         (ii) Exhibit 27 - Financial Data Schedule

     (b) No reports on Form 8-K were filed during the three months ended March 31, 1996.

                                  SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           ALEXANDER ENERGY CORPORATION



DATE    May 20, 1996                            /s/ Bob G. Alexander
     -----------------------          ------------------------------------------
                                             Bob G. Alexander, President


DATE    May 20, 1996                           /s/ David E. Grose
     -----------------------          ------------------------------------------
                                       David E. Grose, Vice President, Treasurer
                                             and Chief Financial Officer

                              INDEX TO EXHIBITS


EXHIBIT
NUMBER          DESCRIPTION
-------         -----------

  11            Computation of Earnings (Loss) Per Share

  27            Financial Data Schedule