Form 10-Q
period 1996-06-30
ALEXANDER ENERGY CORP
filed 1996-08-14
CIK 355143

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q


[Mark One]

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the Period Ended June 30, 1996

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
                                                            Yes  X    No
                                                               ------   ------

Outstanding shares of $.03 par value common stock at August 12, 1996:
12,467,512

                          ALEXANDER ENERGY CORPORATION

                                     INDEX


                                                                        PAGE NO.

Part I.   Financial Information

Item 1.   Financial Statements

     Condensed Consolidated Balance Sheets - December 31, 1995 and
          June 30, 1996 (Unaudited)   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1

     Condensed Consolidated Statements of Operations - Three months and
           six months ended June 30, 1995 and 1996 (Unaudited)  . . . . . . . . . . . . . . . . . . . .      2

     Condensed Consolidated Statements of Cash Flows - Six months ended
          June 30, 1995 and 1996 (Unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3

     Notes to Condensed Consolidated Financial Statements (Unaudited)   . . . . . . . . . . . . . . . .      4

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    4-9

Part II.  Other Information

Item 6.   Exhibits and reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      9

                       PART I.  FINANCIAL INFORMATION

                        ALEXANDER ENERGY CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                (Information at June 30, 1996 is unaudited.)


                                                         ASSETS
                                                                                 December 31,        June 30,
                                                                                    1995               1996
                                                                                --------------   ---------------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . .    $  1,451,983     $  1,572,465
  Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,192,891        4,337,997
  Prepaid expenses and other  . . . . . . . . . . . . . . . . . . . . . . . .         528,089          652,781
                                                                                 ------------     ------------
          Total current assets  . . . . . . . . . . . . . . . . . . . . . . .       6,172,963        6,563,243

Properties and equipment, less accumulated amortization and
  depreciation of $49,863,075 as of December 31, 1995 and $54,068,956
  as of June 30, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . .      84,155,818       81,159,183

Other assets, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,537,917        1,931,765
                                                                                 ------------     ------------

                                                                                 $ 91,866,698     $ 89,654,191
                                                                                 ============     ============


                                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities  . . . . . . . . . . . . . . . . .    $  8,505,514     $  8,670,821
  Long-term debt due within one year (Note 3) . . . . . . . . . . . . . . . .       4,162,475        6,212,473
                                                                                 -------------    ------------
          Total current liabilities . . . . . . . . . . . . . . . . . . . . .      12,667,989       14,883,294

Long-term debt due after one year (Note 3)  . . . . . . . . . . . . . . . . .      44,350,985       39,406,441

Noncurrent gas balancing, gas prepayments and
  other noncurrent liabilities  . . . . . . . . . . . . . . . . . . . . . . .       3,163,282        2,875,208

Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,056,000        1,266,782

Stockholders' equity:
 Preferred stock - none issued and outstanding  . . . . . . . . . . . . . . .            ---              ---
  Common stock - issued - 12,451,605 and 12,466,262 shares at
     December 31, 1995 and June 30, 1996, respectively  . . . . . . . . . . .         373,548          373,988
  Paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      40,262,808       40,447,229
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (10,007,914)      (9,598,751)
                                                                                 ------------     ------------
          Total stockholders' equity  . . . . . . . . . . . . . . . . . . . .      30,628,442       31,222,466
                                                                                 ------------     ------------

                                                                                 $ 91,866,698     $ 89,654,191
                                                                                 ============     ============

                            See accompanying notes.

                          ALEXANDER ENERGY CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                      Three months ended              Six months ended
                                                            June 30,                       June 30,
                                                ------------------------------   ------------------------------
                                                    1995              1996             1995            1996
                                                ------------    --------------   --------------  --------------
Revenues:
  Oil and gas sales . . . . . . . . . . . .      $ 4,565,975      $ 4,750,619      $ 9,089,608     $ 9,262,167
  Interest and other  . . . . . . . . . . .          115,604          168,639          150,625         274,553
  Management fees and well operator
    reimbursements  . . . . . . . . . . . .          716,418          479,517        1,414,570         972,293
                                                 -----------      -----------      -----------     -----------

          Total revenues  . . . . . . . . .        5,397,997        5,398,775       10,654,803      10,509,013
                                                 -----------      -----------      -----------     -----------

Costs and expenses:
  Direct lifting costs  . . . . . . . . . .        1,355,524          897,363        2,761,513       1,841,087
  Gross production and severance tax  . . .          280,057          291,213          557,517         567,771
  Amortization and depreciation . . . . . .        2,111,320        2,177,942        4,368,807       4,261,137
  General and administrative expenses . . .          974,977          705,811        1,721,640       1,290,426
  Interest expense  . . . . . . . . . . . .        1,012,626        1,008,925        1,983,135       1,928,647
  Nonrecurring abandoned merger costs . . .              ---              ---          300,000             ---
                                                 -----------      -----------      -----------     -----------

          Total costs and expenses  . . . .        5,734,504        5,081,254       11,692,612       9,889,068
                                                 -----------      -----------      -----------     -----------

Income (loss) before provision (benefit)
  for income taxes  . . . . . . . . . . . .         (336,507)         317,521       (1,037,809)        619,945

Provision (benefit) for deferred income
  taxes . . . . . . . . . . . . . . . . . .         (124,000)         107,957         (384,000)        210,782
                                                 -----------      -----------      -----------     -----------

Net income (loss) . . . . . . . . . . . . .      $  (212,507)     $   209,564      $  (653,809)    $   409,163
                                                 ===========      ===========      ===========     ===========
Weighted average common and common
  equivalent shares outstanding   . . . . .       12,277,210       12,497,468       12,274,913      12,501,129
                                                 ===========      ===========      ===========     ===========

Net income (loss) per common and
 common equivalent share  . . . . . . . .        $      (.02)     $       .02      $      (.05)    $       .03
                                                 ===========      ===========      ===========     ===========

                          ALEXANDER ENERGY CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                         Six months ended
                                                                                             June 30,
                                                                               --------------------------------
                                                                                     1995              1996
                                                                               ---------------    -------------
Cash flows from operating activities:
  Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   (653,809)    $    409,163

  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Amortization and depreciation . . . . . . . . . . . . . . . . . . . . . .      4,368,807        4,261,137
    Amortization of deferred compensation for stock awards  . . . . . . . . .        202,870          104,026
    Accretion of imputed interest . . . . . . . . . . . . . . . . . . . . . .         74,850           48,816
    Provision (benefit) for deferred income taxes . . . . . . . . . . . . . .       (384,000)         210,782
    Gain on sale of other properties and equipment  . . . . . . . . . . . . .           ---           (65,000)
    (Increase) decrease in accounts receivable  . . . . . . . . . . . . . . .        827,365         (145,106)
    Increase in prepaid expenses and other  . . . . . . . . . . . . . . . . .       (385,810)        (124,692)
    Increase (decrease) in accounts payable and accrued liabilities . . . . .     (2,719,654)         165,307
    Increase in noncurrent gas balancing liability and
      other noncurrent liabilities  . . . . . . . . . . . . . . . . . . . . .         45,816            4,825
                                                                                ------------     ------------

      Net cash provided by operating activities . . . . . . . . . . . . . . .      1,376,435        4,869,258

Cash flows from investing activities:
  Increase in other assets, net . . . . . . . . . . . . . . . . . . . . . . .         (7,581)        (393,848)
  Additions to properties and equipment   . . . . . . . . . . . . . . . . . .     (3,052,531)      (2,653,532)
  Proceeds from the sale of properties and equipment  . . . . . . . . . . . .         53,175        1,112,315
                                                                                ------------     ------------

      Net cash used by investing activities . . . . . . . . . . . . . . . . .     (3,006,937)      (1,935,065)

Cash flows from financing activities:
  Proceeds from borrowings on long-term debt  . . . . . . . . . . . . . . . .      3,000,000             ---
  Payments on long-term debt  . . . . . . . . . . . . . . . . . . . . . . . .     (1,011,508)      (2,894,546)
  Proceeds from exercise of employee stock options  . . . . . . . . . . . . .         22,810           80,835
                                                                                ------------     ------------

      Net cash provided (used) by financing activities  . . . . . . . . . . .      2,011,302       (2,813,711)
                                                                                ------------     ------------

Net increase in cash and cash equivalents during the period . . . . . . . . .        380,800          120,482
                                                                                ------------     ------------

Cash and cash equivalents at beginning of period  . . . . . . . . . . . . . .        792,752        1,451,983
                                                                                ------------     ------------

Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . . .   $  1,173,552     $  1,572,465
                                                                                ============     ============

Interest paid amounted to $1,842,660 and $1,919,545 for the six months ended June 30, 1995 and 1996, respectively.

In 1996, the Company eliminated gas balancing liabilities of  $341,715 in connection with the sale of certain properties.

                            See accompanying notes.

                          ALEXANDER ENERGY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1. The consolidated results presented for the six-month periods ended June 30, 1995 and 1996 are unaudited but the management of Alexander Energy Corporation believes that all adjustments, which consist only of normal recurring adjustments, necessary for a fair presentation of the consolidated
results of operations for the periods have been included.   The consolidated
results are not necessarily indicative of those to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

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

3. In August 1996, the Company obtained a letter from its bank providing an extension of the maturity date for the term note and extending the time which the borrowing base is reduced quarterly by 1/16th through December 31, 2000 on the revolving credit facility until July 1, 1997, subject to completion of appropriate documentation. Accordingly the Company has classified $5.0 million and $33.0 million as long-term debt due after one year related to the term note and the revolving credit facility in the accompanying June 30, 1996 Condensed Consolidated Balance Sheet.


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

         The Company records natural gas sales on the entitlement method, recognizing only its net share of production as revenues. Any amount received in excess of the Company's revenue interest is recorded as a natural gas balancing liability and conversely any deficiency is recorded as a natural gas balancing asset. The Company has also received non- interest bearing prepayments on future natural gas production which provide for recoupment, most of which are refundable upon the earlier of the end of the productive life of the respective well or expiration of the natural gas purchase contract. The natural gas prepayments will be recognized as revenue when, and if, the natural gas is delivered.

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

         In 1995 and 1996, Alexander sold numerous nonstrategic oil and gas properties, the cash proceeds of which amounted to approximately $1.8 million and $800,000, respectively. As discussed in further detail below in Oil and Gas Sales, Well Operator and Management Fees and Oil and Gas Operating Expenses, the 1996 and 1995 oil and gas property sales are expected to reduce Alexander's annual 1996 operating income before amortization and depreciation by approximately $500,000 and $300,000, respectively, from the amount reported in 1995.

PROPOSED MERGER

         On January 2, 1996, the Company announced that it had signed a letter of intent providing for a combination of National Energy Group, Inc. ("NEG") and the Company. Under terms of the letter of intent as amended, the Company and NEG had until April 30, 1996 to complete their due diligence investigations and attempt to reach a definitive agreement on the terms of a transaction. On May 6, 1996, the Company announced that the Company and NEG had not reached agreement on the terms of a definitive merger agreement by the April 30, 1996 standstill deadline; however, a definitive merger agreement was signed on June 6, 1996. On August 9, 1996, NEG and the Company mailed the Joint Proxy Statement and Prospectus to shareholders of record for both companies. Each company has scheduled a shareholder meeting on August 29, 1996 to count the shareholder vote for approval of the merger and contemplate concluding the merger by month end. For more information regarding the proposed merger of the Company and NEG, see the August 9, 1996 Joint Proxy Statement and Prospectus of the Company and NEG.

RESULTS OF OPERATIONS-THREE MONTHS ENDED JUNE 30, 1995 AND 1996

         Total Revenues; Oil and Gas Sales. Total revenues remained relatively constant for the three months ended June 30, 1996 compared to the three months ended June 30, 1995. The slight increase in total revenues was comprised of increased oil and natural gas sales and decreased well operator reimbursements resulting from the sale of certain properties during 1995 and the first quarter of 1996. The increased oil and natural gas sales are attributable to lower production volumes for both oil and natural gas as a result of certain wells sold during 1995 and January 1996, offset by higher product prices for both oil and natural gas.

         The increase in oil and gas sales consisted of decreased production for both oil and natural gas. Oil revenues decreased by 32% due to a 37% decrease in production quantities and a 8% increase in the average price per Bbl of production for the three months ended June 30, 1996 as compared to 1995. Natural gas revenues increased by 14% due to a 37% increase in the average price per Mcf of natural gas produced, offset by a 17% decrease in product quantities for the three months ended June 30, 1996 as compared to 1995.

         Well Operator and Management Fees. Well operator and management fees decreased 33% for the three months ended June 30, 1996 compared to the same period in 1995. This decrease is attributable to a reduction in the number of operated producing properties, due to the sale of certain properties during 1995 and the first quarter of 1996. Included in the management fees were reimbursements of overhead expense of $5,000 per month from AEJH 1987 and $10,000 per month from the AEJH 1989 Limited Partnerships (the "Partnerships"). In May 1996, the Company agreed to liquidate and terminate these Partnerships by June 15, 1996, the net income effect of which is not expected to be significant.

         Interest and Other Revenues. The increase in interest and other revenue for the three months ended June 30, 1996 compared to 1995 resulted from interest income on invested cash, marketing fees for both oil and natural gas and gains recognized from the sale of certain real estate.

         Oil and Gas Prices. Oil prices received by the Company increased 8% during the three months ended June 30, 1996, resulting in an average price of $19.87 per Bbl compared to the average price per Bbl of $18.32 for the same period in 1995. Revenues and operating results for future periods will continue to be impacted by price fluctuations which are largely influenced by market conditions and the quantity of the oil sold by OPEC.

         During the three months ended June 30, 1996, the Company experienced an increase in natural gas prices. In recent years, the Company has sold much of its natural gas under short-term (typically month-to-month) contracts. Natural gas prices received by the Company increased 37% during the three months ended June 30, 1996, resulting in an average price of $2.08 per Mcf compared to an average price per Mcf of $1.52 for the same period in 1995. Future sales prices will be dependent upon the future supply and demand of natural gas in the market and the quantities of gas sold under short-term contracts as opposed to quantities sold under long-term contracts, which currently command higher prices.

         Oil and Gas Production. Production and average prices received per Bbl and Mcf are as follows:

                                                                                        Three months ended
                                                                                             June 30,
                                                                                    ---------------------------
                                                                                       1995              1996
                                                                                    ----------        ---------
     Crude oil:
          Production (Bbls)   . . . . . . . . . . . . . . . . . . . . . . . .          51,958           32,655
          Average price received per barrel   . . . . . . . . . . . . . . . .          $18.32           $19.87

     Natural gas:
          Production (Mcf)  . . . . . . . . . . . . . . . . . . . . . . . . .       2,378,207        1,972,574
          Average price received per Mcf  . . . . . . . . . . . . . . . . . .          $ 1.52            $2.08

     Oil and natural gas production volumes for the three months ended June 30, 1996 on an Mcf equivalent (Mcfe) basis decreased from such volumes for the same period in 1995 by 19%. This decrease in production was due to the sale of certain producing properties during the three months ended March 31, 1996 and during the year ended 1995. Although the Company experienced some curtailments of gas production, these curtailments have not been material. The curtailments were primarily attributable to excess supply and price competitiveness with oil. There can be no assurance that the Company will not experience future curtailments.

     Oil and natural gas production volumes for the year ended December 31, 1996 are expected to be lower than 1995. This expected decrease is primarily attributable to a decrease in development activities in 1995 and 1996 and due to the sale of certain properties during 1995 and the three months ended March 1996.

     Total Expenses; Oil and Gas Operating Expenses. Total costs and expenses decreased for the three months ended June 30, 1996 compared to the same period in 1995. Oil and gas operating expenses decreased for the three months ended June 30, 1996 compared to the same period in 1995, due to reduced operating expenses attributable to a lesser number of producing wells, which were sold during 1995 and the three months ended March 1996. Oil and gas operating expenses decreased on an Mcfe basis to $.55 for the three months ended June 30, 1996 compared to $.61 for the same period in 1995.

     Amortization and Depreciation. The amortization and depreciation rate per dollar of oil and gas sales for the three months ended June 30, 1996 remained relatively constant at $.45 compared to $.46 for the same period in 1995. The slightly decreased rate for the three months ended June 30, 1996 was primarily due to the increased estimated future gross revenues resulting from the higher product price for both oil and natural gas for the three months ended June 30, 1996. The amortization and depreciation rates for future periods will increase or decrease corresponding with the fluctuations in oil and gas prices, reserve volumes and production.

     General and Administrative Expenses. General and administrative expenses decreased for the three months ended June 30, 1996 compared to the same period in 1995. This decrease was primarily related to a lesser number of personnel comprising general and administrative expenses for the three months ended June 30, 1996 compared to the same period in 1995. Well operator and management fees offset 68% of net general and administrative expenses during the three months ended June 30, 1996 compared to 73% during the same period in 1995.

     Interest Expense. Interest expense decreased slightly for the three months ended June 30, 1996 compared to the same period in 1995 due to a decrease in the outstanding borrowings. The Company's revolving credit facility bears interest at LIBOR plus 2.0% (a rate of 7.4375% at June 30, 1996). The Company's term note bears interest at the prime rate plus 3% ( an aggregate rate of 11.25% at June 30, 1996) through October 15, 1996 and the prime rate plus 4% thereafter. The weighted average interest rate increased to 8.85% for the three months ended June 30, 1996 compared to 8.02% for the same period in 1995. The Company's outstanding borrowings under certain long-term debt agreements will bear interest at rates higher than the 1995 rates or the rates for the three months ended March 31, 1996 due to modifications to certain debt agreements in May 1996. (See "Long Term Debt")

     Taxes. As a result of public offerings in 1993, the Company had an ownership change pursuant to Section 382 of the Internal Revenue Code. Accordingly, in 1996 and 1995, the Company's provision or benefit for income taxes approximated the statutory federal rate.

RESULTS OF OPERATIONS-SIX MONTHS ENDED JUNE 30, 1995 AND 1996

     Total Revenues; Oil and Gas Sales. Total revenues decreased for the six months ended June 30, 1996 compared to the six months ended June 30, 1995. The decrease in total revenues was comprised of increased oil and natural gas sales and decreased well operator reimbursements resulting from the sale of certain properties during 1995 and the first quarter of 1996. The increased oil and natural gas sales are attributable to higher product prices for both oil and natural gas, offset by lower production volumes for both oil and natural gas as a result of certain wells sold during 1995 and January 1996. The 1996 and 1995 oil and gas property sales are expected to reduce 1996 annual oil and gas sales by approximately $900,000 and $300,000, respectively, from the amount reported in 1995.

     The increase in oil and gas sales consisted of increased prices for both oil and natural gas, partially offset by decreased production for both oil and natural gas. Oil revenues decreased by 34% due to a 39% decrease in production quantities and a 8% increase in the average price per Bbl of production for the six months ended June 30, 1996 as compared to 1995. Natural gas revenues increased by 11% due to a 37% increase in the average price per Mcf of natural gas produced, offset by a 19% decrease in product quantities for the six months ended June 30, 1996 as compared to 1995.

     Well Operator and Management Fees. Well operator and management fees decreased 31% for the six months ended June 30, 1996 compared to the same period in 1995. This decrease is attributable to a reduction in the number of operated producing properties, due to the sale of certain properties during 1995 and the first quarter of 1996. The 1996 and 1995 oil and gas property sales are expected to reduce annual 1996 well operator fees by approximately $500,000 and $100,000, respectively, from the amount reported in 1995.
Included in the management fees were reimbursements of overhead expense of $5,000 per month from AEJH 1987 and $10,000 per month from the AEJH 1989 Limited Partnerships (the "Partnerships"). In May 1996, the Company agreed to liquidate and terminate these Partnerships June 15, 1996, the net income effect of which is not expected to be significant.

     Interest and Other Revenues. The increase in interest and other revenue for the six months ended June 30, 1996 compared to 1995 resulted from interest income on invested cash, marketing fees for both oil and natural gas and gains recognized from the sale of certain real estate.

     Oil and Gas Prices. Oil prices received by the Company increased 8% during the six months ended June 30, 1996, resulting in an average price of $18.92 per Bbl compared to the average price per Bbl of $17.59 for the same period in 1995. Revenues and operating results for future periods will continue to be impacted by price fluctuations which are largely influenced by market conditions and the quantity of the oil sold by OPEC.

     During the six months ended June 30, 1996, the Company experienced an increase in natural gas prices. In recent years, the Company has sold much of its natural gas under short-term (typically month-to-month) contracts. Natural gas prices received by the Company increased 37% during the six months ended June 30, 1996, resulting in an average price of $2.03 per Mcf compared to an average price per Mcf of $1.48 for the same period in 1995. Future sales prices will be dependent upon the future supply and demand of natural gas in the market and the quantities of gas sold under short-term contracts as opposed to quantities sold under long-term contracts, which currently command higher prices.

     Oil and Gas Production. Production and average prices received per Bbl and Mcf are as follows:

                                                                          Six months ended
                                                                              June 30,
                                                                   ---------------------------
                                                                      1995             1996
                                                                   ----------       ----------
     Crude oil:
          Production (Bbls)   . . . . . . . . . . . . . . . . .      106,327           65,052
          Average price received per barrel   . . . . . . . . .       $17.59           $18.92

     Natural gas:
          Production (Mcf)  . . . . . . . . . . . . . . . . . .    4,881,070        3,961,596
          Average price received per Mcf  . . . . . . . . . . .       $ 1.48            $2.03

     Oil and natural gas production volumes for the six months ended June 30, 1996 on an Mcf equivalent (Mcfe) basis decreased from such volumes for the same period in 1995 by 21%. This decrease in production was due to the sale of certain producing properties during the three months ended March 31, 1996 and during the year ended 1995. Although the Company experienced some curtailments of gas production, these curtailments have not been material. The curtailments were primarily attributable to excess supply and price competitiveness with oil. There can be no assurance that the Company will not experience future curtailments.

     Oil and natural gas production volumes for the year ended December 31, 1996 are expected to be lower than 1995. This expected decrease is primarily attributable to a decrease in development activities in 1995 and 1996 and due to the sale of certain properties during 1995 and the three months ended March 1996.

     Total Expenses; Oil and Gas Operating Expenses. Total costs and expenses decreased for the six months ended June 30, 1996 compared to the same period in 1995. Oil and gas operating expenses decreased for the six months ended June 30, 1996 compared to the same period in 1995, due to reduced operating expenses attributable to a lesser number of producing wells, which were sold during 1995 and the three months ended March 1996. The 1996 and 1995 oil and gas property sales are expected to reduce annual 1996 oil and gas operating expenses by approximately $900,000 and $100,000, respectively, from the amount reported in 1995. Oil and gas operating expenses decreased on an Mcfe basis to $.55 for the six months ended June 30, 1996 compared to $.60 for the same period in 1995.

     Amortization and Depreciation. The amortization and depreciation rate per dollar of oil and gas sales for the six months ended June 30, 1996 decreased to $.46 compared to $.48 for the same period in 1995. The decreased rate for the six months ended June 30, 1996 was primarily due to the increased estimated future gross revenues resulting from the higher product price for both oil and natural gas for the six months ended June 30, 1996. The amortization and depreciation rates for future periods will increase or decrease corresponding with the fluctuations in oil and gas prices, reserve volumes and production.

     General and Administrative Expenses. General and administrative expenses decreased for the six months ended June 30, 1996 compared to the same period in 1995. This decrease was primarily related to a lesser number of personnel comprising general and administrative expenses for the six months ended June 30, 1996 compared to the same period in 1995. Well operator and management fees offset 75% of net general and administrative expenses during the six months ended June 30, 1996 compared to 82% during the same period in 1995.

     Interest Expense. Interest expense decreased for the six months ended June 30, 1996 compared to the same period in 1995 due to a decrease in the outstanding borrowings. The Company's revolving credit facility bears interest at LIBOR plus 2% (a rate of 7.4375% at June 30, 1996). The Company's term note bears interest at the prime rate plus 3% (an aggregate rate of 11.25% at June 30, 1996) through October 15, 1996 and the prime rate plus 4% thereafter. The weighted average interest rate increased to 8.22% for the six months ended June 30, 1996 compared to 7.85% for the same period in 1995. The Company's outstanding borrowings under certain long-term debt agreements will bear interest at rates higher than the 1995 rates or the rates for the six months ended June 30, 1996 due to modifications to certain debt agreements in May 1996.

     Nonrecurring Abandoned Merger Costs. The Company had no such expenses for the six months ended June 30, 1996. On May 10, 1995, the Company announced the termination of discussions regarding the possible outstanding merger with Abraxas and, accordingly, expensed $300,000 of related costs.

     Taxes. As a result of public offerings in 1993, the Company had an ownership change pursuant to Section 382 of the Internal Revenue Code. Accordingly, in 1996 and 1995, the Company's provision or benefit for income taxes approximated the statutory federal rate.

LIQUIDITY AND CAPITAL RESOURCES

     General. The Company's capital requirements relate primarily to exploitation, development, exploration and acquisition activities. In general, because the Company's oil and gas reserves are depleted by production, the success of its business strategy is dependent upon a continuous exploitation, development, exploration and acquisition program.

     Historically, the Company has funded its capital requirements through cash flow from operations, bank borrowings, various carried interest arrangements (whereby other parties paid a portion of the Company's share of costs) and equity sales. The Company's capital resources available to fund capital requirements consist primarily of cash flow from operations, not otherwise used to retire outstanding long-term debt. As of June 1996, the Company has capital expenditure commitments of less than $.5 million which the Company believes can be funded through cash flow from operations. The Company's capital expenditure budget for the remaining six months of 1996 is approximately $12 million, substantially all of which represents the development of Company proved undeveloped locations. However, the Company has recently focused its current efforts on the merger with NEG. Accordingly, the development of proved undeveloped locations in 1996 has been temporarily delayed until the resolution of this event. See the Joint Proxy Statement and Prospectus for a discussion of the anticipated capital resources available to fund capital expenditures upon consummation of the proposed merger with NEG. The Company believes it can accomplish a portion of this development program, subject to obtaining financing on a timely basis, in the last half of 1996, if the merger is not consummated; however there are no assurances as to that. Substantially all of the budget amount in excess of that expected to be available from operations, after debt service, will have to be funded through various alternatives, including equity sales, debt offerings, and/or non-key property sales.
Proceeds from the financing alternatives will have to be sufficient in amount to also retire the Company's outstanding term note with a bank, which has a balance at June 30, 1996 of $9.2 million. Deferral of the budgeted capital expenditures may cause a delay in the realization of undeveloped oil and gas reserves.

     Cash Flows. For the six months ended June 30, 1996, the Company's cash provided by operating activities was approximately $4.9 million, an increase of 254% compared to $1.4 for the same period in 1995. In 1996, the net change in assets and liabilities reduced cash flows from operating activities by $114, 000 compared to $2.2 million in the comparable period in 1995. This change was due principally to the Company's reduced exploration and development activity in 1995 compared to 1994 as well as its focus on maintenance of adequate working capital to sustain future operations. The Company has a $2.9 million net gas balancing liability attributable to 2.1 Bcf of natural gas production in excess of the Company's entitled natural gas volumes. The majority of these excess sales are from properties that have gas balancing agreements which provide for recoupments by the underproduced owners from 25% of volumes attributable to the Company's interest. At June 30, 1996, approximately $1.5 million was included in current liabilities associated with such net excess sales liability.

     Net cash used by investing activities for the six months ended June 30, 1996 decreased approximately $1.1 million from the same period in 1995. Additions to oil and gas properties decreased by approximately $.4 million due primarily to reduced oil and gas property acquisitions and development. Proceeds from the sale of properties and equipment increased in 1996 to approximately $1.1 million, resulting from the sale of oil and gas properties in January 1996, as discussed above.

     Net cash used by financing activities was approximately $2.8 million for the six months ended June 30, 1996 compared to net cash provided of $2.0 million for the corresponding period in 1995. Net cash used for the six months ended June 30, 1996 resulted from payments on long-term debt, offset by proceeds from the exercise of employee stock options. At June 30, 1996, the Company had a working capital deficit of $8.3 million and had no availability under its revolving line of credit. (See "Long Term Debt").

     Long Term Debt. At December 31, 1995, the Company had $44.0 million outstanding under its revolving credit facility with a bank. Subsequent to December 31, 1995, the lender reduced the borrowing base to $33.0 million, effective to December 31, 1995, requiring the $11.0 million excess borrowings to be converted to a term note. In May and August 1996, the Company amended the credit agreement (the "Amended Agreement"). Under the Amended Agreement, the term note requires, among other things, monthly payments of principal of $350,000 plus interest, effective April 1996, through its maturity date of July 1, 1997 at which time the remaining unpaid principal and interest become due. The term note bears interest at the prime rate plus 3% (an aggregate rate of 11.25% at June 30, 1996) through October 15, 1996 and the prime rate plus 4% thereafter.

     The borrowings associated with the revolving credit facility cannot exceed the borrowing base, which relates to the Company's oil and gas reserve base. The borrowing base is subject to semi annual redeterminations each April and October until July 1, 1997, at which time the borrowing base is reduced quarterly by 1/16th through December 31, 2000. The revolving credit facility interest rate increased to LIBOR plus 2.0%, under the Amended Agreement (7.4375% at June 30, 1996). All of the borrowings outstanding with this lender, under the Amended Agreement, are secured by a first and prior lien on substantially all of the Company's assets.

     At June 30, 1996, the Company also had $2.0 million outstanding under a term note with a stockholder which contains various financial covenants. In May 1996, the Company obtained a waiver through April 1, 1997 from the stockholder for noncompliance with certain covenants. Under the waiver, the Company made its scheduled principal payment of $1.0 million in June 1996. The Stockholder may, at its sole discretion, require the remaining $2 million of unpaid principal and accumulated interest due anytime after April 1, 1997. Accordingly, such debt has been included in long term debt due within one year in the accompanying June 30, 1996 consolidated balance sheet. The Company also secured the stockholder loan on an equal basis with the bank debt discussed above and agreed to liquidate and distribute the assets of the AEJH 1985, AEJH 1987 and AEJH 1989 Limited Partnerships.

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

     (b) No reports on Form 8-K were filed during the three months ended June 30, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ALEXANDER ENERGY CORPORATION


DATE         August 14, 1996                       /s/ Jim L. David
    -------------------------------       --------------------------------------
                                          Jim L. David, Executive Vice President


DATE         August 14, 1996                       /s/ David E. Grose
    -------------------------------       --------------------------------------
                                             David E. Grose, Vice President,
                                           Treasurer and Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit No.             Description
- -----------             -----------

    11                  Computation of Earnings (Loss) Per Share

    27                  Financial Data Schedule